Form 10QSB
period 1996-03-31
UNITED VISION GROUP INC
filed 1996-05-15
CIK 882970

UNITED STATES

		  SECURITIES AND EXCHANGE COMMISSION

			WASHINGTON, D.C.  20549


			     FORM 10-QSB


	[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES  AND EXCHANGE ACT OF 1934

	For the Quarter Ended March 31,1996

	OR

	[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

	For the transaction period from ______ to ______

	Commission file number:  0-23184


			UNITED VISION GROUP, INC.

	 (Exact Name of the Registrant as Specified in its Charter)



		Delaware                         65-0257498

	State or other jurisdiction of         (I.R.S Employer
	incorporation or organization          Identification No.)



	2424 N. Federal Highway, Suite 362, Boca Raton, Florida  33431
	   (Address of Principle Executive Office)          (Zip Code)



			       (407) 395-5402
	     (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


			Yes  [X]        No  [ ]


The number of shares of the registrant's Common Stock, $.001 par value, issued as of May 13, 1996 was 22,614,793.

		       UNITED VISION GROUP, INC.


INDEX                                                              Page
								  Number


PART I -  FINANCIAL INFORMATION


Item 1.  Financial Statements


	 Consolidated Balance Sheet - March 31, 1996                  1
	 and December 31, 1995


	 Consolidated Statement of Operations - Three Months Ended    2
	 March 31, 1996 and 1995


	 Consolidated Statement of Cash Flows - Three Months Ended    3
	 March 31, 1996 and 1995


	 Notes on Consolidated Financial Statements                   4 - 7


Item 2.  Management's Discussion and Analysis of Financial            8 - 11
	 Condition and Results from Operations


	 Liquidity and Capital Resources                              11


PART II -  OTHER  INFORMATION


Item 1.  Legal Proceedings                                            14


Item 2.  Changes in Securities                                        14


Item 6.  Exhibits and Reports on Form 8-K                             15



SIGNATURE                                                             16

			PART I. - FINANCIAL STATEMENTS

			   UNITED VISION GROUP, INC.

			 CONSOLIDATED BALANCE SHEETS

			  March 31,                  December 31,
			    1996                         1995
			 (Unaudited)                 (Unaudited)

    ASSETS

Current assets:
  Restricted cash                   50,000                    50,000
  Marketable securities             12,000                    12,000
  Accounts receivable              531,617                   280,640
  Due from employees                 5,566                     5,568
  Inventory                        448,285                   401,894
  Other current assets             138,431                    74,985

     Total current assets        1,185,899                   825,087

Property and equipment, net      3,841,227                 3,682,472
Intangible assets, net             715,435                   764,381
Other assets                        92,429                    85,896

     Total assets               $5,834,990                $5,357,836


			LIABILITIES AND EQUITY

Current liabilities:
  Cash overdraft                $  125,026               $    3,528
  Current portion of
    long-term debt                  39,605                   38,718
  Current portion of capital
    lease obligations              185,048                  185,048
  Accounts payable                 606,380                  951,445
  Accrued liabilities            2,140,808                2,218,772
  Deferred revenue                  73,961                   73,961

    Total current liabilities    3,170,828                3,471,472

Notes payable to shareholder     2,450,000                  800,000
Long-term debt, net of
    current portion                125,923                  132,137
Capital lease obligations,
    net of current                 274,368                  324,226

    Total liabilities            6,021,119                4,727,835

Equity:

  Preferred stock                                             1,666
  Common stock                      22,615                    5,957
  Additional paid-in capital     5,788,519                5,803,511
  Accumulated deficit and
    fund balance                (5,997,263)              (5,181,133)

    Total equity                  (186,129)                 630,001

    Total liabilities
       and equity                $5,834,990              $5,357,836


The accompanying notes are an integral part of these financial statements.

			  UNITED VISION GROUP, INC.

		    CONSOLIDATED STATEMENTS OF OPERATIONS

			Three Months Ended (Unaudited)


                                         March 31,                 March 31,
					   1996                     1995
Revenue:
	Premium                      $    989,957              $         0
	Practice                        1,432,982                  106,722
	Other                              88,124                   79,362

		Total revenue           2,511,063                  186,084

Operating costs and expenses:
	Cost of goods and
	   services sold                  649,234                   15,188
	Depreciation and amortization     211,664                  101,846
	Selling general and
	   administrative expenses      2,401,254                1,126,257

	   Total operating costs
	      and expenses              3,262,152                1,243,291

	   Loss from operations           751,089                1,057,207

Other income (expenses):

	Other income                                                 6,927
	Interest, net                     (65,041)                  12,095

	   Other income (expense),net     (65,041)                  19,022

	   Loss before provision
	      for taxes                  (816,130)              (1,038,185)

Provision for income taxes                      0                        0

	Net loss                     $   (816,130)             $(1,038,185)

Net loss per share                   $       (.07)

Weighted average number of
   shares used in computing
   per share amount                    10,899,305

The accompanying notes are an integral part of these financial statements


			      UNITED VISION GROUP, INC.

			CONSOLIDATED STATEMENTS OF CASH FLOWS

			   Three Months Ended (Unaudited)

				       March 31,               March 31,
					 1996                    1995
Cash flow from operating
   activities:
      Net loss                     $    (816,130)          $  (1,038,185)
 Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
      Depreciation and amortization      211,664                 101,846

      Changes in operating asset
	 and liabilities exclusive
	 of net assets acquired:
	 Accounts receivable            (250,977)                (24,032)
	 Inventory                       (46,391)                (53,784)
	 Other current assets            (63,444)                  7,269
	 Accounts payable and
	   accrued liabilities          (423,029)                331,153
	 Deferred revenue                      0                     714

	       Net cash used in
	       operating activities   (1,388,307)               (675,019)

Cash flows from investing
  activities:

      Purchase of Property
	and Equipment                   (321,473)               (779,524)
      Proceeds from maturity
	(purchases) of marketable
	securities                             0                 736,365
      Increase in intangibles                  0                 (10,104)
      Disposal (acquisition) of
	 other assets                     (6,533)                (10,201)

	 Net cash used in
	 investing activities           (328,006)                (63,464)

Cash flows from financing
 activities:

      Cash overdraft                     121,498                       0
      Payments on long-term debt
	 and capital lease
	 obligations                     (55,185)                 (34,214)
      Proceeds from capital
	 contributions                         0                  510,293
      Proceeds from notes
	 payable to shareholder        1,650,000                  316,606

	 Net cash provided by
	 financing activites:          1,716,313                  792,685


	 Net increase (decrease)
	    in cash                            0                   54,202

Cash, beginning of period                      0                    5,037

Cash, end of period                 $          0             $     59,239

The accompanying notes are an integral part of these financial statements.

			UNITED VISION GROUP, INC.

	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			      (Unaudited)

			     March 31, 1996


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for United Vision Group, Inc.'s (the "Company" or "UVG") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


On August 7, 1995, Apollo Eye Associates, L.P. and Apollo Eye Corporation, its general partner (the "Partnership"), were merged into United Vision Group, Inc.'s (the "Company") wholly owned subsidiary, Apollo Acquisition Corporation, which was subsequently renamed Apollo Eye Associates, Inc. ("Apollo"). In connection with the merger agreement, the former partners of the Partnership received an aggregate of 166,579.5924 shares of the Company's newly issued Series B Preferred Stock and options to acquire 2,412,543 shares of the Company's common stock. Each share of Series B Preferred Stock is convertible into 100 shares of the Company's common stock. Prior to the merger, the Company's previously outstanding Series A Preferred Stock was converted into 3,060,120 shares of common stock. Also prior to the merger, two of the Company's four members of the Board of Directors resigned, and immediately following the merger, four former partners of the Partnership were elected to the Board.


The series of transactions described above resulted in the Apollo shareholders controlling the Company's Board of Directors and having an approximate 75% ownership of the Company upon conversion of the Series B Preferred Stock and the exercise of the common stock options. Accordingly, the transactions have been treated as a reverse acquisition for financial reporting purposes as if Apollo recapitalized its ownership interest into 166,579.5924 shares of preferred stock and then acquired the Company under the purchase method of accounting by the issuance of 5,956,834 shares of common stock. Such stock was valued at approximately $1,511,000 which represented the estimated market value of the Company's net assets acquired. The purchase price was allocated to the net assets acquired and liabilities assumed based upon their estimated fair values, resulting in an excess of purchase price over the estimated value of net assets acquired, which is included in intangible assets in the accompanying financial statements. The historical results of the Partnership became the operating results of the Company.
The operations of the Company are included in the results of operations in the accompanying financial statements from August 1, 1995, which was the effective date of the merger.

UNITED VISION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


1.      BASIS OF PRESENTATION - continued

On March 4, 1996, the Certificate of Incorporation of the
Company was amended to increase the number of authorized common shares from 10 million to 30 million. Concurrently, the 166,579.5924 shares of Series B Preferred Stock were converted to 16,657,959 shares of the Company's Common Stock.


The following unaudited pro forma summary presents the combined results of operations as if the reverse acquisition had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the reverse acquisition been made as of that date or of results which may occur in the future.

				      Period Ended
				     March 31, 1995

		Revenue              $   1,730,901

		Net loss             $  (1,033,846)

		Net loss per share   $        (.17)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the accounts of Optiplan based on their related business activities and the Company's unilateral and perpetual management control. Material intercompany balances and transactions have been eliminated.


The consolidated financial statements for 1995 include the accounts of the Partnership and Medricon, Inc. (Medricon), a Connecticut corporation which provides reimbursement and practice administration consulting services to ophthalmologists and ophthalmic group practices nationwide. The Partnership's acquisition of Medricon was accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired and liabilities assumed based upon their estimated fair values, resulting in an excess of purchase price over the estimated value of net assets acquired, which is included in intangible assets in the accompanying financial statements. Material intercompany balances and transactions have been eliminated.


REVENUE RECOGNITION


Revenue from professional services is recognized when the service is performed. Revenue from optical sales is recognized upon order by the customer. Consulting subscriptions are deferred and

UNITED VISION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

REVENUE RECOGNITION - continued

recognized when the service is delivered. Revenue from managed care plans is recognized ratably over the life of the related contract.


INVENTORIES

Inventories, consisting primarily of eyeglass frames, contact lenses, lens blanks and accessories are stated at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.


CASH AND CASH EQUIVALENTS


The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


PROPERTY AND EQUIPMENT


Property and equipment are recorded at cost. The cost of equipment held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased equipment at the inception of the lease. Additions and improvements are capitalized while maintenance and repairs are expensed when incurred. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses recorded in the statement of operations. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the property and equipment or over the lesser of the lease term or the asset's useful life for leasehold improvements.


INTANGIBLES


Goodwill related to the reverse acquisition of the Company is amortized on the straight-line method over four years. Goodwill related to the acquisition of Medricon is amortized on the straight-line method over 15 years. The Company periodically evaluates the carrying value of goodwill to measure and recognize the possible impairment of this asset. Other intangibles resulting from the acquisition of Medricon consisting of research materials, subscription lists, and customer lists are amortized on the straight-line method over their estimated useful lives of 5 to 7 years. Other intangible assets, consisting of computer software costs, licenses and organization costs are recorded at cost and amortized on the straight-line method over five years.


RESTRICTED CASH


Under Florida Statutory Law, the Company is required to maintain a $50,000 certificate of deposit with the Treasurer and Insurance Commissioner.

UNITED VISION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


INCOME TAXES


Prior to the merger date, the Partnership was not subject to Federal and State income taxes; instead, the Partnership's operations were the responsibility of the partners. Effective on the merger date, the Partnership was terminated. Medricon filed a separate return and utilized the liability method of accounting for deferred income taxes.


Prior to the merger date, the Company filed a consolidated return.


For the year ended December 31, 1995, the Company will file consolidated Federal and State income tax returns which includes all of the members of the group except Optiplan, which is a non-profit entity required to file a separate return.


The Company utilizes the liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and tax bases of assets and liabilities using the rates in effect for the year in which the differences are expected to reverse.


PER SHARE DATA


Per share data is based on the weighted average number of shares of common stock outstanding during the period. Per share amounts for 1995 are not reflected as the business operated as a partnership.


3.      CONTINGENCIES


The Company is a party to various lawsuits arising in the ordinary course of business. During the year ended December 31, 1995, estimated litigation settlements of $351,000 were charged to operations based on review of such litigation with legal counsel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION AND RESULTS FROM OPERATIONS


The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the quarter ended March 31, 1996. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company used for this discussion are the consolidated financial statements of Apollo Eye Associates, L.P. for the period ended March 31, 1995, which differ from the consolidated financial statements of United Vision Group, Inc. which were previously reported. The discussion and analysis for the quarter ended March 31, 1996 includes the three months of operations of Apollo Eye Associates, L.P. and its successor Apollo Eye Associates, Inc., along with the three months of operations for United Vision Group, Inc.. Prior information may not be comparable to the Company's current operations due to the reverse acquisition accounting. This discussion should be read in conjunction with the financial statements and related notes thereto of the Company and the Partnership.


QUARTER ENDED MARCH 31, 1996

General


On August 7, 1995, pursuant to a Merger Agreement dated August 4, 1995, the Company acquired Apollo Eye Associates, L.P., a Delaware limited partnership, and Apollo Eye Corporation, its General Partner (together, the "Partnership"). The Partnership was merged into a wholly owned subsidiary of United Vision Group Inc., Apollo Acquisition Corporation, which was renamed Apollo Eye Associates, Inc. ("Apollo"). The Mergers were accounted for as a "reverse acquisition" whereby Apollo was deemed to have acquired United Vision Group, Inc. for financial reporting purposes. United Vision Group, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Under the terms of the acquisition, the former holders of the Partnership received preferred stock and common stock options which were collectively convertible into 75% of the total outstanding common stock of the Company on a fully diluted basis.


RESULTS OF OPERATIONS


In accordance with accounting for the transaction as a reverse acquisition, financial reports reflect the Partnership's operations during the quarter ended March 31, 1995 and the Company's operations for the quarter ended March 31, 1996. The Partnership was formed on July 1, 1994. As a part of the startup, the Partnership acquired Medricon Inc., a health care consulting firm specializing in ophthalmic consulting, on July 1, 1994. Medricon was not deemed to be a predecessor since (i) its holders acquired less than 5% of the ownership of the Partnership and (ii) it was operated as a wholly owned subsidiary. During 1994 and 1995, the Partnership was in a startup phase and was in the process of building and completing five ophthalmology practices with expenditures being related to initial marketing and facility opening, and accordingly during the period the Partnership had limited revenue. The Partnership commenced providing medical services with the opening of its first ophthalmology practice in Boca Raton in October 1994 with a second practice opening in Boynton Beach in December 1994. During the First Quarter of 1995, the Partnership opened three additional practice locations; Coral Springs in January 1995, Lake Worth in February 1995 and Pompano Beach in April 1995, and promoted the services of these newly opened practices along with incurring the associated expenses with the openings.


Gross revenues for the period ending March 31, 1996 increased to $2,511,063 versus $186,084 in the period ending March 31, 1995. This increase was due to the limited operations of the Partnership in 1995 as compared with the Company's operations in 1996. Revenue from premiums (Capitation Payments) increased to $989,957 in 1996 from $0 in 1995 representing the inclusion of UVG's capitated revenue. Premium revenue increased throughout the period due to increased HMO membership. Practice revenue increased to $1,432,982 from $106,722 for the period ending March 31, 1995. The increases in practice revenue were attributable to an increase in professional services, increased optical sales due to the Merger, a full quarters operations and growth in the Apollo Eye Associates practices. Other revenue, composed primarily of consulting provided by the Company's Medricon subsidiary increased to $88,124 from $79,362 due to expansion of its seminar related activities.


Management anticipates continued revenue growth, but it expects that the practice revenue trends will moderate over the next quarter. Management also believes that increased benefit levels in two of its major plans resulted in increased utilization and increased practice revenue.


During the Merger it was noted that the Apollo Eye Associates practice locations were in direct competition with certain Optiplan participating outside provider (third party providers not associated with the Company) locations. Consistent with reducing the reliance on providers and increasing internal revenue, the Company focused on eliminating providers in close proximity to its practice locations. In January 1996 management reduced the number of outside Participating Providers by 17% based on proximity to the Apollo practice locations and a variety of other factors. These reductions resulted in reduced outside provider payouts and increased utilization of the Apollo practices resulting in increased service and optical sales. The utilization of services by members during the beginning of the plan year increased the optical revenue in the quarter, but the overall effect and trend is unclear and management will monitor the situation during coming periods.


Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers. The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold increased to $649,234 during the quarter ended March 31, 1996 versus $15,188 during the 1995 period. This significant increase is due to the reporting of a full quarter of COGS, the increased optical component with its associated costs in lenses and eyeglass frames and HMO contracts with Sponsors creating the need for external provider payments.

Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. The inventory results are reported from a physical inventory at the quarter ended March 31, 1996. Inventory increased from $401,894 on December 31, 1995 to $448,285 at March 31, 1996, representing a change in the mix of frames and an increase in contact lens inventories. The Company is currently implementing inventory control processes to maximize turnover. The Company expects to improve inventory utilization with the planned consolidation of its laboratory operations into a single location.


During the period ended March 31 1995, SG&A expenses increased from $1,126,257 to $2,401,254 for the quarter ended March 31, 1996, representing the period expenses for both the Partnership and UVG. The increases in SG&A were primarily related to the costs of operating the combined businesses of twelve practices of UVG and Apollo in the quarter ended March 31, 1996 compared to the March 31, 1995 costs of Apollo while still in start up. Contributing to the cost increases are payroll including professional medical staff, increased rental expenses due to the expanded number of facilities and accounting and legal costs.


Depreciation and amortization expenses increased from $101,846 to $211,664 as compared with the 1995 startup period. The expense includes depreciation on the increased capital base. The increase includes medical equipment, optical manufacturing equipment, computers and communications equipment. The Company's Property and Equipment increased from $3,682,472 on December 31, 1995 to $3,841,227 on March 31, 1996 and intangible assets related to the merger decreased from $764,381 to $715,435.


NET LOSS


The Company's losses decreased from $1,038,185 for the quarter ended March 31, 1995 to $816,130 ($0.07 per share) for the quarter ended March 31, 1996. Per share data is based on the Company's weighted average of shares outstanding in the period. The conversion of the preferred B shares resulted in a weighted average of outstanding share of 10,899,305, with the total shares outstanding at the end of the period being 22,614,793. Per share amounts for 1995 are not reflected as the business operated as a partnership.



BALANCE SHEET DATED MARCH 31, 1996



The Company's cash decreased from an overdraft of $3,258 at December 31, 1995 to an overdraft of $125,026 at March 31, 1996.


The Company's Accounts Receivable increased from $280,640 at December 31, 1995 to $531,617 at March 31, 1996. This increase is due to the increased revenue of the Company. The total current assets of the Company increased from $825,087 on December 31, 1995, to $1,185,899 at March 31, 1996.

The Company's Property and Equipment (net of accumulated depreciation) increased from $3,682,472 at December 31, 1995 to $3,841,227 at March 31, 1996. The growth reflects the increased capital including medical equipment, computers and communications and office equipment. The total assets of the Company expanded from $5,357,836 at December 31, 1995 to $5,834,990 at March 31, 1996 due to the continued investment in computers, communications, and medical equipment.


The Company's Notes Payable and Capital Lease obligations decreased by $55,185 from December 31, 1995 to March 31, 1996. These decreases are associated with repayment of borrowing. Accounts Payable and Accrued Liabilities decreased significantly from $3,170,217 to $2,747,188.


Notes Payable to the major shareholder, James R. Cook, M.D., increased to $2,450,000 at March 31, 1996 as a result of additional loans of $1,650,000 in the first quarter of 1996.


The Company's equity decreased in the period from $630,001 at December 31, 1995 to a deficit of $186,129 at March 31, 1996. This decrease is directly related to operating losses in the period. The Company intends to restore equity through conversion of its Notes Payable to Shareholder, along with additional equity. (See Liquidity and Capital Resources.)


CASH FLOW STATEMENT FOR PERIOD ENDING MARCH 31, 1996


Net Cash Flows used in Operating Activities increased from $675,019 for the period ending March 31, 1995 to $1,388,307 for the quarter ending March 31, 1996. The increased cash use was due to operating losses and accounts receivable and inventory expansion based on increased revenues and by decreased accounts payables and accrued liabilities.


The Company continued to expand its capital base in the first quarter of 1996 with the purchase of significant Property and Equipment using $321,473 of cash which was raised through loans from its principal shareholder. The net cash used in investing activities totaled $328,006. In the period ended March 31, 1995, the Company purchased $779,524 of Property and Equipment with proceeds of $736,365 of maturing marketable securities.


The Net Cash provided by Financing Activities totaled
$1,716,313 for the period ending March 31,1996. The cash was primarily provided through $1,650,000 of shareholder loans.
(See Liquidity and Capital Resources.)


LIQUIDITY AND CAPITAL RESOURCES


Apollo Eye Associates, L.P. was a start-up company established in July 1994. The Partnership had revenue of only $186,084 with a net loss of $1,038,185 for the quarter ended March 31, 1995. During 1995, the Partnership consumed $675,019 of cash for operating activities and used $63,464 in investing activities.

For the quarter ended March 31, 1996, the Company's net revenues were $2,511,063 with a loss of $816,130. Net cash of $1,388,307 was consumed by operating activities with $328,006 used by investing activities. With a total of $1,716,313 cash provided by financing activities, the net decrease in cash for the quarter was $121,498.


During the latter half of 1995, James R. Cook, M.D., the major shareholder of the Company, provided short term loans in the amount of $800,000 in an effort to improve liquidity. These shareholder loans carried an interest rate of prime plus one and one-half percent; a total of $13,437 of interest on these shareholder loans was accrued during 1995.


Through March 28, 1996, the total shareholder loans provided by Dr. Cook stood at $2,450,000 with $1,650,000 provided during the first quarter of 1996 on the same basis as the 1995 loans with an additional $45,402 of interest accrued during the first quarter. Additional capital of $650,000 has been contributed in the second quarter for a total of $3,100,000.


While the Company's operations improved during the first quarter of 1996, the Company remains a net consumer of cash. It is unclear exactly what magnitude of external cash will yet be required to fund continuing operations. Additionally, close to $2,000,000 of investment may be required to carry out leasehold improvements and capital equipment purchases to remodel and expand the former Family EyeCare Center practices. This may allow the Company to capitalize on its opportunities to provide medical and surgical eye care in addition to the routine examinations traditionally provided in the Family EyeCare Center locations. Additional practice location development or acquisition will require cash. For the Company to pursue business opportunities afforded it, management expects that an additional $2 - 3 million dollars will be required for the activities during 1996. To greatly accelerate growth into additional markets, additional financing in the $10 - 20 million range would be necessary. The Company is exploring the raising of additional cash through a possible registered offering or a private placement. If this additional funding is not available, the Company's growth plans will be reduced.


In order to restore the equity base eroded in the Company's start-up phase and by the large restructuring charge taken during 1995, the Board of Directors believes that an immediate infusion of cash and equity is needed by the Company. Dr. Cook, the principal shareholder of the Company, has agreed and the Board of Directors has approved, subject to the appropriate amendments to the Company's Certificate of Incorporation and either the receipt of a fairness opinion from a qualified, independent third party or approval by vote of the Company's disinterested shareholders, that Dr. Cook would make a $4,000,000 equity investment in the Company including the conversion of the $2,450,000 in short-term loans to equity. Subject to the approvals outlined above, Dr. Cook has agreed to convert up to $4,000,000 of shareholder loans to purchase 6,779,661 shares of the Company's Common Stock at $0.59 per share. These shares would be newly issued unregistered securities subject to the usual holding periods for such securities. This purchase price was established by calculating the average trading price of the shares of United Vision Group, Inc. stock in over-the-counter trading for the twenty (20) business days prior to March 27, 1996, then discounting the average trading price of $0.7385 per share by 20%, owing to the fact that the investment is sizable and that the shares are to be unregistered and, as such, illiquid. (See Item 12, Certain Relationships and Related Transactions in the Company's 1995 10-KSB.)


The Board of Directors has also approved a five to one (5:1) reverse split of the Common Stock outstanding and an amendment to the Company's certificate of incorporation to provide for twelve million (12,000,000) authorized shares of Common Stock after giving affect to the reverse split. Such actions will be subject to the approval of the Company's shareholders. If the reverse split is carried out, the currently outstanding shares of Common Stock would be reduced to 4,522,959.


In addition, the Board of Directors has approved 2,000,000
shares (before the 5:1 reverse split or 400,000 shares after the split) for the United Vision Group, Inc. 1995 Stock Option Plan
B, subject to shareholder approval.     After the reverse split and
the Cook equity investment, a total of 5,908,891 Common Stock shares would be outstanding with a total of 980,000 shares committed to the Company's Employee Stock Option Plans (80,000 shares for the 1994 plan; 500,000 shares for the 1995 Stock
Option Plan A; and 400,000 shares for the newly formed 1995
Stock Option Plan B). Of the projected 12,000,000 authorized shares, approximately 5,111,109 Common Stock shares would remain authorized but unissued for warrant coverage and potential acquisitions. The Board believes that opportunities exist to acquire additional businesses, particularly physician practices or managed care networks, in stock transactions. (See
Subsequent Events.)


Management does not believe that inflation has had a material effect on the results of the Company's operations.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS


Except as noted below, the Company is not party to any material litigation, nor, to the knowledge of the Company, is any material litigation threatened.


In August 1994, an action entitled Barry A. Ginsberg, O.D., Vista Optical of Pompano, Inc. and Eynayim Investment Corporation v. J. K. Enterprises of Deerfield Beach, Inc. and Optiplan, Inc. was filed in the Broward County, Florida District Court. Mr. Ginsberg, a former employee of the Company, alleges that the Company, through its subsidiaries, breached an employment agreement and a written and various oral contracts concerning the transfer of assets to the Company. The plaintiff seeks unspecified damages. During the period ended December 31, 1995, several motions by the plaintiff were dismissed. The Company denies the allegations and is vigorously defending against the claim.


In April 1995, an action entitled Dynex Sport Optics, Inc. v. United Vision Group, Inc. ("Dynex") was filed against the Company in the United States District Court for the District of New Jersey in connection with an alleged agreement between the Company and Dynex. According to Dynex, the Company promised to issue 1,250,000 shares of its Common Stock in exchange for 100% of the stock of Dynex and to provide $250,000 in working capital to Dynex. The Company denies that the alleged agreement is enforceable and believes that, in any event, Dynex deliberately concealed or misrepresented the business, assets, rights and prospects of Dynex. The Company is vigorously defending against the claim. The Company has moved for a change of venue to Florida.


United Vision Group, Inc. is a defendant in certain other legal actions in the normal course of business, none of which is expected to result in a material adverse effect on the Company's net worth, total cash flows, or results of operations.



ITEM 2.         CHANGES IN SECURITIES


In connection with the August 7, 1995 Merger, the Company issued 166,579.5924 shares of Series B Preferred Stock (the "Series B Preferred"). On March 4, 1996, the Certificate of Incorporation of the Company was amended to increase the number of authorized common shares from 10 million to 30 million. As a result, the 166,579.5924 shares of Series B Preferred Stock were converted to 16,657,959 shares of the Company's Common Stock. For a complete description of the Series B Preferred, see the Company's Current Report on Form 8-K (Date of Report: August 7,
1995) dated August 17, 1995, which is incorporated by reference in response to this Item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



 (a)     Exhibits - None


 (b)    Reports on Form 8-K - None

				SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


										UNITED VISION GROUP, INC.





May 14, 1996                     By: J. Richard Damron, Jr.
Date                                 J. Richard Damron, Jr.
				     Principal Financial Officer