Form 10QSB
period 1996-06-30
UNITED VISION GROUP INC
filed 1996-08-14
CIK 882970

FORM 10-QSB



SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549





[X]     QUARTERLY REPORT PURSUANT TO SECTION 13
	OR 15(d) OF THE SECURITIES  AND EXCHANGE ACT OF 1934



	       For the Quarter Ended June 30,1996

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


     2424 N. Federal Highway, Suite 362, Boca Raton, Florida  33431
	  (Address of Principle Executive Office)      ( Zip Code)

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

			Yes   X              No


The number of shares of the registrant's Common Stock, $.001 par value, issued as of August 13, 1996 was 22,664,793.

			   UNITED VISION GROUP, INC.


INDEX



							 Page Number

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

	  Consolidated Balance Sheet-June 30, 1996               1
	  and December 31, 1995

	  Consolidated Statement of Operations -
	  Three Months Ended                                     2

	  June 30, 1996 and 1995 and Six Months Ended
	  June 30, 1996 and 1995

	  Consolidated Statement of Cash Flows - Six Months      3
	  Ended June 30, 1996 and 1995

	  Notes to Consolidated Financial Statements             4 - 7

Item 2.   Management's Discussion and Analysis of Financial      8 - 11
	  Condition and Results from Operations

	  Liquidity and Capital Resources                       12 - 13

PART II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                     14

Item 2.   Changes in Securities                                 14

Item 6.   Exhibits and Reports on Form 8-K                      15

SIGNATURE                                                       16







 UNITED VISION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

			     June 30,               December 31,
			      1996                      1995
			    (Unaudited)


ASSETS

Current assets:
   Cash                      $   203,130       $              0
   Restricted cash                50,000                 50,000
   Marketable securities          12,000                 12,000
   Accounts receivable           348,140                280,640
   Inventory                     477,656                401,894
   Other current assets          258,253                 80,553

     Total current assets       1,349,179               825,087



Property and equipment, net     3,843,961             3,682,472
Intangible assets, net            680,960               764,381
Other assets                      102,860                85,896

     Total assets              $5,976,960            $5,357,836

			LIABILITIES AND EQUITY

Current liabilities:
   Cash overdraft              $        0            $    3,528
   Current portion of
     long-term debt                36,422                38,718
   Current portion of
     capital lease obligations    184,398               185,048
   Accounts payable               849,273               951,445
   Accrued liabilities          2,279,057             2,218,772
   Deferred revenue                85,331                73,961

     Total current liabilities  3,434,481             3,471,472

Notes payable to shareholder    4,050,000               800,000
Long-term debt, net of
current portion                   115,338               132,137
Capital lease obligations,
net of current portion            212,614               324,226

     Total liabilities          7,812,433             4,727,835

Equity:

   Preferred stock                      0                 1,666
   Common stock                    22,665                 5,957
   Additional paid-in capital   5,813,469             5,803,511
   Accumulated deficit and
   fund balance                (7,671,607)           (5,181,133)

     Total equity              (1,835,473)              630,001

     Total liabilities
     and equity                $5,976,960            $5,357,836


The accompanying notes are an integral part of these financial statements.

		       UNITED VISION GROUP, INC.
		   CONSOLIDATED STATEMENTS OF OPERATION

			  Three Months Ended          Six Months Ended
			     (Unaudited)                 (Unaudited)

                        June 30,     June 30,     June 30,        June 30
			                      1996          1995          1996            1995
Revenue:
   Premium         $    945,762    $       0      $ 1,935,719     $       0
   Practice           1,174,262      192,041        2,607,244       298,763
   Other                 61,417       55,253          149,542       134,615

      Total revenue   2,181,441      247,294        4,692,505       433,378

Operating costs and
expenses:
   Cost of goods and
   services sold        819,121       38,180        1,468,355        53,368
   Depreciation and
   amortization         239,058      139,822          450,723       241,668
   Selling general and
   administrative
   expenses           2,689,297    1,131,198        5,090,550     2,257,455

   Total operating
   costs and
   expenses           3,747,476    1,309,200        7,009,628     2,552,491

   Loss from
   operations        (1,566,035)  (1,061,906)      (2,317,123)   (2,119,113)

Other income
(expenses):
   Other income           4,945       (4,048)           4,945         2,879
   Interest, net       (105,601)     (11,546)        (170,642)          549

   Other income
   (expense), net      (100,656)     (15,594)        (165,697)        3,428

   Loss before provision
   for taxes         (1,666,691)  (1,077,500)      (2,482,820)   (2,115,685)

Provision for income
taxes                     7,654            0            7,654             0

   Net loss         $(1,674,345) $(1,077,500)      (2,490,474)  $(2,115,685)

Net loss per share  $      (.07)                   $     (.15)

Weighted average number
of shares used in
computing per share
amount                22,620,837                   16,760,071


The accompanying notes are an integral part of these financial statements.

			  UNITED VISION GROUP, INC.

		    CONSOLIDATED STATEMENTS OF CASH FLOWS

					 Six Months Ended (Unaudited)


					                                   June 30,        June 30,
					                                   1996            1995
Cash flow from operating
  activities:
   Net loss                           $  (2,490,474)    $  (2,115,685)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
   Depreciation and amortization            450,723           241,668
   Common stock issued for services          25,000
   Bad debt expense                           9,797             2,273
   Loss on disposal of assets                 1,713

   Changes in operating asset and
      liabilities exclusive of net
      assets acquired:
      Accounts receivable                   (77,297)          (16,916)
      Inventory                             (75,762)          (82,408)
      Other current assets                 (194,666)           13,951
      Accounts payable and accrued
      liabilities                           (41,889)           68,888
      Deferred revenue                       11,370            (7,805)

      Net cash used in operating
      activities                         (2,381,485)       (1,896,034)

Cash flows from investing activities:
   Purchase of property and equipment      (546,581)       (1,078,915)
   Proceeds from maturity (purchases) of
     marketable securities                        0           736,365
   Proceeds from sale of asset               18,900                 0
   Increase in intangibles                   (2,820)          (22,471)
   Disposal (acquisition) of other
     assets                                       0           (13,787)
   Loans to general partner                       0           (71,294)

       Net cash used in investing
       activities                          (530,501)         (450,102)

Cash flows from financing activities:
   Cash overdraft                            (3,528)                0
   Payments on long-term debt and
     capital lease obligations             (131,356)          (91,728)
   Proceeds from capital
     contributions                                0         4,010,907
   Repayment of partner loan                      0           (40,000)
   Proceeds from notes payable
      to shareholder                      3,250,000                 0

	Net cash provided by financing
	activities                               3,115,116         3,879,179

	Net increase in cash                       203,130         1,533,043

Cash, beginning of period                         0             5,037

Cash, end of period                    $    203,130        $1,538,080


The accompanying notes are an integral part of these financial statements.

		      UNITED VISION GROUP, INC.

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			    (Unaudited)
			   June 30, 1996

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet amounts at December 31, 1995 have been derived from audited financial statements. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for United Vision Group, Inc.'s (the "Company" or "UVG") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.



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

                           				 Six Months Ended
				                               June 30, 1995

Revenue                           $   3,508,680

Net loss                          $  (2,422,205)

Net loss per share                $        (.14)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the accounts of Optiplan based on their related business activities and the Company's unilateral and perpetual management control. The consolidated financial statements for 1995 include the accounts of the Partnership and Medricon, Inc. Material intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

Revenue from professional services is recognized when the service is performed. Revenue from optical sales is recognized upon order by the customer. Consulting subscriptions are deferred and recognized when the service is delivered. Revenue from managed care plans is recognized ratably over the life of the related contract.

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

3.      CONTINGENCIES

The Company is a party to various lawsuits arising in the ordinary course of business. During the year ended December 31, 1995, estimated litigation settlements of $351,000 were charged to operations based on review of such litigation with legal counsel. In the quarter ended June 30, 1996, $71,000 was charged to operations as estimated settlement for claims arising in the quarter. In July 1996, two lawsuits were settled for aggregate payments of $204,000 which previously had been provided for in the estimated litigation settlements.

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations

	On August 7, 1995, pursuant to a Merger Agreement dated August 4, 1995, United Vision Group, Inc. (the "Company") acquired
Apollo Eye Associates, L.P., a Delaware limited partnership, and Apollo Eye Corporation, its General Partner (together, the "Partnership"). The Partnership was merged (the "Merger") into a wholly owned subsidiary of United Vision Group Inc., Apollo Acquisition Corporation, which was renamed Apollo Eye
Associates, Inc. ("Apollo"). The Mergers were accounted for as a "reverse acquisition" whereby the Partnership was deemed to have acquired United Vision Group, Inc. for financial reporting purposes. United Vision Group, Inc. remains the continuing legal entity and registrant for Securities and Exchange
Commission filing purposes. Under the terms of the acquisition, the former holders of the Partnership received preferred stock and common stock options which were collectively convertible into 75% of the total outstanding common stock of the Company on a fully diluted basis.

	The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the quarter and six months ended June 30, 1996. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company used for this discussion are the consolidated financial statements of the Partnership for the quarter and six months ended June 30, 1995, which differ from the consolidated financial statements of United Vision Group, Inc. which were previously reported. The financial statements for the three and six months ended June 30, 1996 includes the consolidated operations of the Company, including both Apollo and United Vision Group, Inc. Prior information may not be comparable to the Company's current operations due to the reverse acquisition accounting. This discussion should be read in conjunction with the financial statements and related notes thereto of the Company and the Partnership.

Quarter  Ended June 30, 1996

General

	As discussed above, in accordance with accounting for the transaction as a reverse acquisition, financial reports reflect the Partnership's operations during the quarter and six months ended June 30, 1995 and the Company's operations for the quarter and six months ended June 30, 1996. The Partnership was formed on July 1, 1994. As a part of the startup, the Partnership acquired Medricon Inc., a health care consulting firm specializing in ophthalmic consulting, on July 1, 1994. During 1994 and 1995, the Partnership was in a startup phase and was in the process of building and completing five ophthalmology practices with expenditures being related to initial marketing and facility opening, and accordingly during the period the Partnership had limited revenue and significant operating losses. The Partnership commenced providing medical services with the opening of its first ophthalmology practice in Boca Raton in October 1994 with a second practice opening in Boynton Beach in December 1994. During the First Quarter of 1995, the Partnership opened three additional practice locations; Coral Springs in January 1995, Lake Worth in February 1995 and Pompano Beach in April 1995, and promoted the services of these newly opened practices along with incurring the associated expenses with the openings.

Results of Operations

	Gross revenues for the three months ended June 30, 1996 were $2,181,441 versus $247,294 in the three month period ending
June 30, 1995. This increase was due to the limited operations of the Partnership in 1995 as compared with the Company's 1996 results that includes the merger with UVG. Revenue from premiums (Capitation Payments) were $945,762 for the three months ended June 30, 1996, up from $0 in 1995 representing the inclusion of UVG's capitated revenue. Premium revenue decreased in the second quarter of 1996 from $989,957 in the first quarter due to an HMO membership decline of one plan sponsor. Practice revenue increased to $1,174,262 from $192,041 for the three month period ending June 30, 1995. The increase in practice revenue was attributable to an increase in professional services, increased optical sales due to the Merger and a full quarter's operations and growth in the Apollo Eye Associates practices. Other revenue, composed primarily of consulting provided by the Company's Medricon subsidiary increased to $61,417 from $55,253 due to expansion of its seminar related activities.

	In June 1996, the Company acquired certain net assets of two practice locations in Broward County, Florida from Focus Fashion Optical, Inc. The Apollo Eye Associates name was added to the location and the Focus Fashion Optical name will be retained for twelve months. Purchase accounting was used to record the acquisition at cost.

	Premium revenue is expected to increase in the next quarter as the result of new managed care contracts in Puerto Rico.
Management expects that the practice revenue trends will moderate over the next quarter. Management also believes that increased benefit levels in two of its major plans continues to result in increased utilization.

	During the Merger it was noted that the Apollo Eye Associates practice locations were in direct competition with certain
Optiplan participating outside provider (third party providers not associated with the Company) locations. Consistent with reducing the reliance on providers and increasing internal revenue, the Company focused on eliminating outside providers in close proximity to its practice locations. In January 1996 management reduced the number of outside Participating Providers by 17% based on proximity to the Apollo practice locations and a variety of other factors. These reductions resulted in reduced outside provider payouts and increased utilization of the Apollo practices resulting in increased service and optical sales. The utilization of services by members in the first three months of 1996 increased the optical revenue in the first quarter of 1996. In the three months ended June 30, 1996, utilization of benefits yielded lower optical sales resulting in a decline in revenue. The trend is unclear and management will monitor the situation during coming periods.

	Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers. The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold increased to $819,121 during the quarter ended June 30, 1996
versus $38,180 during the 1995 period. This significant increase is due to the reporting of a full quarter of COGS for the UVG consolidated business compared with Apollo for the same period in 1995 in the start up phase. Increased costs include the increased optical component with its associated costs in lenses and eyeglass frames and HMO contracts with Sponsors creating the need for external provider payments.

	Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. Inventory (net of reserves) increased from $401,894 at December 31, 1995 to $477,656 at June 30, 1996. The increase includes inventory purchased for two practice locations acquired in June 1996, an increase in laboratory inventories to facilitate the closing and consolidation of the Texas laboratory, a change in the mix of frames and an increase in contact lens inventories. The Company is currently implementing inventory control processes to maximize turnover. The Company expects to improve inventory utilization with the consolidation of its laboratory operations into a single location in the third quarter of 1996.

	SG&A expenses increased from $1,131,198 during the quarter ended June 30, 1995 to $2,689,297 for the quarter ended June 30, 1996, representing the period expenses for both the Partnership and UVG. The increases in SG&A were primarily related to the costs of operating the combined businesses of fourteen practices of UVG and Apollo in the quarter ended June 30, 1996 compared to the June 30, 1995 costs of Apollo while still in start up. Contributing to the cost increases are payroll including professional medical staff, increased rental expenses due to the expanded number of facilities, legal settlements, and accounting and legal costs. During the second quarter of 1996, the Company initiated a cost control program to reduce operating expenses. Management anticipates results will be evident in the third quarter.

	Depreciation and amortization expenses for the three months ended June 30, 1996 increased to $239,058 from $139,822 in the same period last year. The increased expense results from depreciation of equipment acquired in the merger with UVG and a full quarter of depreciation on Apollo equipment placed in service in the first half of 1995. Amortization in the quarter ended June 30, 1996 increased to $48,521 from $13,605 in the quarter ended June 30, 1995. The increase results from amortization of intangible assets and goodwill associated with the UVG acquisition. Property and Equipment increased to $5,249,489 at June 30, 1996 from $4,752,052 at December 31,
1995. The equipment purchased includes the assets of two practice locations acquired in June 1996, medical equipment, optical manufacturing equipment, computers and communications equipment.

Net Loss

	The Company's losses increased from $1,077,500 for the quarter ended June 30, 1995 to $1,674,345 ($0.07 per share) for the quarter ended June 30, 1996. For the six months ended June 30, 1996, the net loss increased to $2,490,474 ($0.15 per share) from $2,115,685 for the same period in the prior year. Per share data is based on the Company's weighted average of shares outstanding in the period of 22,620,837 and 16,760,071 respectively for the three and six months ended June 30, 1996, with the total shares outstanding at the end of the period being

22,664,793. Per share amounts for 1995 are not reflected as the business operated as a partnership.

Balance Sheet Dated June 30, 1996

	The Company's cash increased to $203,130 at June 30, 1996 from an overdraft of $3,258 at December 31, 1995.

	The Company's Accounts Receivable increased from $280,640 at December 31, 1995 to $348,140 at June 30, 1996. This increase is due to the increased revenue of the Company. The total current assets of the Company increased from $825,087 on December 31, 1995, to $1,349,179 at June 30, 1996.

	The Company's Property and Equipment (net of accumulated depreciation) increased from $3,682,472 at December 31, 1995 to $3,843,961 at June 30, 1996. The growth reflects increased capital expenditures including the acquisition of two practice locations in June 1996, medical equipment, computers and communications and office equipment. The total assets of the Company expanded from $5,357,836 at December 31, 1995 to $5,976,960 at June 30, 1996 due to increases in accounts receivables, inventory, acquisition of two practices and the continued investment in computers, communications, and medical equipment.

	The Company's Notes Payable and Capital Lease obligations decreased by $131,357 from December 31, 1995 to June 30, 1996.
These decreases are associated with repayment of borrowing.
Accounts Payable and Accrued Liabilities decreased from
$3,170,217 to $3,128,330

	Notes Payable to the major shareholder, James R. Cook, M.D., increased to $4,050,000 at June 30, 1996 as a result of additional loans of $1,600,000 in the second quarter of 1996.


	The Company's equity decreased in the period from $630,001 at December 31, 1995 to a deficit of $1,835,473 at June 30, 1996.
This decrease is directly related to operating losses in the period. The Company intends to restore equity through conversion of $4,000,000 of its Notes Payable to Shareholder, along with the sale of additional equity. (See Liquidity and Capital Resources.)


Cash Flow Statement for Six Month Period Ending June 30, 1996

	Net Cash Flows used in Operating Activities increased from $1,896,034 for the six month period ending June 30, 1995 to $2,381,485 for the six month period ending June 30, 1996. The increased cash use was due to operating losses and expansion of accounts receivable and inventory based on increased revenues and by decreased accounts payables and accrued liabilities.

	The Company continued to expand its capital base in 1996 with the purchase of significant Property and Equipment using
$546,581 of cash which was raised through loans from its principal shareholder. The net cash used in investing activities totaled $530,501. In the six month period ended June 30, 1995, the Company purchased $1,078,915 of Property and Equipment substantially with proceeds of $736,365 of maturing marketable securities.

	The Net Cash provided by financing activities totaled
$3,115,116 for the six month period ending June 30, 1996. The cash was primarily provided through $3,250,000 of shareholder
loans.   (See Liquidity and Capital Resources.)

Liquidity and Capital Resources

	Apollo Eye Associates, L.P. was a start-up company established in July 1994. The Partnership had revenue of $433,378 with a net loss of $2,115,685 for the six month period ended June 30, 1995. During the six month period ended June 30, 1995, the Partnership consumed $1,896,034 of cash for operating activities and used $450,102 in investing activities.

	For the six months ended June 30, 1996, the Company's net revenues were $4,692,505 with a loss of $2,490,474. Net cash of $2,381,485 was consumed by operating activities with $530,501 used by investing activities. With a total of $3,115,116 cash provided by financing activities, the net increase in cash for the six months ended June 30, 1996 was $203,130.

	During the latter half of 1995, James R. Cook, M.D., the major shareholder of the Company, provided short term loans in the amount of $800,000 in an effort to improve liquidity. These shareholder loans carried an interest rate of prime plus one and one-half percent; a total of $13,437 of interest on these shareholder loans was accrued during 1995.

	Through June 30, 1996, total shareholder loans of $4,050,000 were provided by Dr. Cook with $1,650,000 and $1,600,000 provided respectively in the first and second quarters of 1996. Interest on the loans of $45,402 was accrued in the first quarter of 1996 at a rate of prime plus one and one-half percent. Beginning April 1, 1996, the interest rate was reduced to prime and an additional $63,220 of interest was accrued in the second quarter of 1996. In the third quarter of 1996, Dr.
Cook made additional loans to the Company of $445,000 for a total of $4,450,000.

	The Company continued to lose money in the second quarter of 1996 and remains a net consumer of cash. It is unclear exactly what magnitude of external cash will yet be required to fund continuing operations. Additionally, close to $2,000,000 of investment may be required to carry out leasehold improvements and capital equipment purchases to remodel and expand the former Family EyeCare Center practices. This may allow the Company to capitalize on its opportunities to provide medical and surgical eye care in addition to the routine examinations traditionally provided in the Family EyeCare Center locations. Additional practice location development or acquisition will require cash.
To greatly accelerate growth into additional markets, additional financing in the $10 - 20 million range would be necessary. The Company is exploring the raising of additional cash through a possible registered offering or a private placement. If this additional funding is not available, the Company's growth plans will be reduced.

	In order to restore the equity base eroded in the Company's start-up phase and by the large restructuring charge taken during 1995, the Board of Directors believes that equity is needed by the Company. Dr. Cook, the principal shareholder of the Company, has agreed and the Board of Directors has approved, subject to the appropriate amendments to the Company's
Certificate of Incorporation and either the receipt of a fairness opinion from a qualified, independent third party or approval by vote of the Company's disinterested shareholders, that Dr. Cook would make a $4,000,000 equity investment in the Company with the conversion of loans to equity. Subject to the approvals outlined above, Dr. Cook has agreed to convert up to $4,000,000 of shareholder loans to purchase 6,779,661 shares of the Company's Common Stock at $0.59 per share. These shares would be newly issued unregistered securities subject to the usual holding periods for such securities. This purchase price was established by calculating the average trading price of the shares of United Vision Group, Inc. stock in over-the-counter trading for the twenty (20) business days prior to March 27, 1996, the date Dr. Cook and the Company agreed to convert his loan to equity. The average trading price of $0.7385 per share was discounted by 20%, owing to the fact that the investment is sizable and that the shares are to be unregistered and, as such, illiquid. (See Item 12, Certain Relationships and Related Transactions in the Company's 1995 10-KSB.)


	The Board of Directors has also approved a five to one (5:1) reverse split of the Common Stock outstanding and an amendment to the Company's certificate of incorporation to provide for twelve million (12,000,000) authorized shares of Common Stock after giving affect to the reverse split. Such actions will be subject to the approval of the Company's shareholders. If the reverse split is carried out, the currently outstanding shares of Common Stock would be reduced to 4,532,959.


	In addition, the Board of Directors has approved 2,000,000 shares (before the 5:1 reverse split or 400,000 shares after the split) for the United Vision Group, Inc. 1996 Stock Option
Plan, subject to shareholder approval. After the reverse split and the Cook equity investment, a total of 5,888,891 Common
Stock shares would be outstanding with a total of 980,000 shares committed to the Company's Employee Stock Option Plans (80,000 shares for the 1994 plan; 500,000 shares for the 1995 Stock
Option Plan A; and 400,000 shares for the newly formed 1996
Stock Option Plan). Of the projected 12,000,000 authorized shares, approximately 5,111,109 Common Stock shares would remain authorized but unissued for warrant coverage and potential acquisitions. The Board believes that opportunities exist to acquire additional businesses, particularly physician practices or managed care networks, in stock transactions. (See
Subsequent Events.)

	Management does not believe that inflation has had a material effect on the results of the Company's operations.

	The words "believe," "expect," "anticipate," "project," and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement is made, and the Company undertakes no obligation to update or revise any forward looking statements.

Part II - Other Information

Item 1.         Legal Proceedings

	Except as noted below, the Company is not party to any material litigation, nor, to the knowledge of the Company, is any material litigation threatened.

	In August 1994, an action entitled Barry A. Ginsberg, O.D., Vista Optical of Pompano, Inc. and Eynayim Investment
Corporation v. J. K. Enterprises of Deerfield Beach, Inc. and Optiplan, Inc. was filed in the Broward County, Florida District Court. Mr. Ginsberg, a former employee of the Company, alleges that the Company, through its subsidiaries, breached an employment agreement and a written and various oral contracts concerning the transfer of assets to the Company. In July 1996, the matter was settled for amounts which had previously been provided for and the parties exchanged general releases.

	In April 1995, an action entitled Dynex Sport Optics, Inc. v. United Vision Group, Inc. ("Dynex") was filed against the
Company in the United States District Court for the District of
New Jersey in connection with an alleged agreement between the Company and Dynex. According to Dynex, the Company promised to issue 1,250,000 shares of its Common Stock in exchange for 100%
of the stock of Dynex and to provide $250,000 in working capital to Dynex. The Company denies that the alleged agreement is enforceable and believes that, in any event, Dynex deliberately concealed or misrepresented the business, assets, rights and prospects of Dynex. The Company is vigorously defending against the claim. The Company moved to dismiss the action due to lack
of jurisdiction in New Jersey.   In June 1996, the U.S. District
Court for the District of New Jersey ruled in favor of the Company and dismissed the action. In July 1996, the Company filed an action for Declaratory Judgment with respect to the same claims in the United States Federal Court in Palm Beach
County, Florida. In July 1996, Dynex filed an action identical to its New Jersey action in the United States District Court for the Southern District of New York.

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

	The Company issued 50,000 shares of Common Stock on June 19, 1996 to a consultant in connection with the acquisition of practice locations in Broward County, Florida. Common stock was valued at the closing price on the date of the transaction.

Item 6.         Exhibits and Reports on Form 8-K

		(a)     Exhibits - None

		(b)     Reports on Form 8-K - None

			       SIGNATURE





	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







					   UNITED VISION GROUP, INC.





Dated:   August 13, 1996                 By:  J. Richard Damron, Jr.
					                                         J. Richard Damron, Jr.
					                                         Principal Financial Officer