Form 10QSB
period 1996-09-30
UNITED VISION GROUP INC
filed 1996-11-14
CIK 882970

FORM 10-QSB



SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
	SECURITIES  AND EXCHANGE ACT OF 1934



		For the Quarter Ended September 30,1996

	       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

		For the transition period from ______ to ______

		Commission file number:  0-23184


		     APOLLO EYE GROUP, INC.
(Exact name of the small business issuer as specified in its charter)

		    Delaware                               65-0257498
	State or other jurisdiction of                  (I.R.S Employer
	incorporation or organization                   Identification No.)


	2424 N. Federal Highway, Suite 362, Boca Raton, Florida  33431
	(Address of Principle Executive Office)              ( Zip Code)

	 (561) 395-5402
	 Issuer's telephone number including area code)

	 United Vision Group, Inc.
	(Former name, former address and former fiscal year, if changed since last report)



	Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

			Yes   X                            No

	The number of shares of the issuer's Common Stock, $.001 par value, outstanding as of November 8, 1996 was 5,888,891.

	Transitional Small Business Disclosure Format
			Yes                                No    X





                        INDEX



							  Page  Number



PART I -  FINANCIAL INFORMATION



Item 1. Financial Statements



	Consolidated Balance Sheet - September 30, 1996          1
	and December 31, 1995



	Consolidated Statement of Operations - Three Months       2
	Ended September 30, 1996 and 1995 and Nine Months
	Ended September 30, 1996 and 1995
	Consolidated Statement of Cash Flows - Nine Months        3
	Ended September 30, 1996 and 1995

	Notes to Consolidated Financial Statements              4-8

Item 2. Management's Discussion and Analysis of Financial       9-13
	Condition and Results of Operations

	Liquidity and Capital Resources                      13 - 15

PART II -  OTHER  INFORMATION

Item 1. Legal Proceedings                                         16

Item 2. Changes in Securities                                16 - 17

Item 6. Exhibits and Reports on Form 8-K                          18

SIGNATURE                                                         19

APOLLO EYE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

					September 30,     December 31,

					      1996            1995

					(Unaudited)


			ASSETS



Current assets:

	Cash                         $   153,045         $        0

	Restricted cash                   50,000              50,000

	Marketable securities             12,000              12,000

	Accounts receivable              570,446             280,640

	Inventory                        559,994             401,894

	Other current assets             120,848              80,553

	     Total current assets      1,466,333             825,087

Property and equipment, net            3,728,813           3,682,472

Intangible assets, net                   631,832             764,381

Other assets                             109,029              85,896

		Total assets          $5,936,007          $5,357,836


			LIABILITIES AND EQUITY

Current liabilities:

	Cash overdraft                $        0        $      3,528

	Current portion of
	long-term debt                    35,361              38,718

	Current portion of capital lease
	obligations                      184,398             185,048

	Accounts payable                 832,406             951,445

	Accrued liabilities            2,169,175           2,218,772

	Deferred revenue                 103,070              73,961

	   Total current liabilities   3,324,410           3,471,472

Notes payable to shareholder           4,955,000             800,000

Long-term debt, net of current
portion                                  105,112             132,137

Capital lease obligations, net of current
portion                                  169,734             324,226

		Total liabilities      8,554,256           4,727,835

Equity:

	Preferred stock                        0               1,666

	Common stock                      22,665               5,957

	Additional paid-in capital     5,813,469           5,803,511

	Accumulated deficit and fund
	balance                       (8,454,383)         (5,181,133)

		Total equity          (2,618,249)            630,001

		Total liabilities and
		equity                $5,936,007          $5,357,836


The accompanying notes are an integral part of these financial statements.





APOLLO EYE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			 Three Months Ended      Nine Months Ended
			  (Unaudited)               (Unaudited)


		      Sept. 30,   Sept. 30,     Sept. 30,     Sept. 30
			1996         1995        1996          1995


Revenue:

  Premium       $   1,352,146    $  503,219     $ 3,287,865   $   503,219
  Practice          1,198,996       705,959       3,806,240     1,009,439
  Other                82,243        89,149         231,785       278,545

    Total revenue   2,633,385     1,298,327       7,325,890     1,791,203

Operating costs and expenses:

  Cost of goods and
  services sold       741,380       614,772       2,209,735      668,139
  Depreciation and
  amortization        231,931       175,885         682,654      417,553
  Selling general and administrative
  expenses          2,294,643      1,955,262      7,385,193    4,152,930

    Total operating costs
     and expenses   3,267,954      2,745,919     10,277,582    5,238,622

    Loss from operations
		     (634,569)    (1,447,592)   (2,951,692)   (3,447,419)

Other income (expenses):

  Other income                                       4,945
  Interest, net     (119,558)         (6,322)     (290,200)      (6,575)

     Other income (expense),
     net            (119,558)         (6,322)     (285,255)      (6,575)

  Loss before provision
  for taxes         (754,127)     (1,453,914)   (3,236,947   (3,453,994)

Provision for income
taxes                      0               0         7,654            0

  Net loss        $ (754,127)    $(1,453,914   $(3,244,60    $(3,453,994)

Net loss per
share             $     (.17)    $      (.32)  $     (.72)   $      (.76)

Weighted average number of shares used in
computing per share
amount              4,532,959      4,520,875     4,526,718     4,520,875



The accompanying notes are an integral part of these financial statements.



APOLLO EYE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Nine Months Ended (Unaudited)

				 September 30,    September 30,

				   1996               1995


Cash flow from operating activities:

	Net loss              $  (3,244,601)     $  (3,453,994)

	Adjustments to reconcile net loss to net cash
	used in operating activities:
	Depreciation and
	amortization                682,654            417,553
	Common stock issued for
	services                     25,000                  0
	Bad debt expense             12,484              2,273
	Loss on disposal of assets    1,713                  0

	Changes in operating assets and liabilities exclusive
	of net assets acquired:
	Accounts receivable        (302,290)           (69,245)
	Inventory                  (158,100)           (19,861)
	Other current assets        (92,078)          (111,443)
	Accounts payable and
	accrued liabilities        (168,636)          (368,784)
	Deferred revenue             29,109                  0

	Net cash used in operating
	activities               (3,214,745)        (3,603,501)

Cash flows from investing activities:

	Purchase of property
	and equipment              (617,058)          (826,370)
	Proceeds from maturity (purchases) of
	marketable securities             0            736,365
	Proceeds from sale of
	asset                        18,900                  0
	Increase in intangibles           0            (83,638)

	Net cash used in investing
	activities                 (598,158)          (173,643)

Cash flows from financing activities:

	Cash overdraft               (3,528)                 0
	Payments on long-term debt and
	capital lease obligations  (185,524)          (122,159)
	Proceeds from capital
	contributions                     0          4,370,956
	Proceeds from notes payable
	to shareholder            4,155,000                  0

	Net cash provided by
	financing activities      3,965,948          4,248,797

	Net increase in cash        153,045            471,653

Cash, beginning of period                 0              5,037

Cash, end of period                $153,045           $476,690




The accompanying notes are an integral part of these financial statements.


APOLLO EYE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 1996

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet amounts at December 31, 1995 have been derived from audited financial statements. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for Apollo Eye Group, Inc.'s (formerly United Vision Group, Inc., the "Company" or "AEG") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


On August 7, 1995, Apollo Eye Associates, L.P. and Apollo Eye Corporation, its general partner (the "Partnership"), were merged into Apollo Eye Group, Inc.'s wholly owned subsidiary, Apollo Acquisition Corporation, which was subsequently renamed Apollo Eye Associates, Inc. ("Apollo"). In connection with the merger agreement, the former partners of the Partnership received an aggregate of 33,315.9185 shares of the Company's newly issued Series B Preferred Stock and options to acquire 482,503 shares of the Company's Common Stock. Each share of Series B Preferred Stock was convertible into 100 shares of the Company's Common Stock. Prior to the merger, the Company's previously outstanding Series A Preferred Stock was converted into 612,024 shares of Common Stock. Also prior to the merger, two of the Company's four members of the Board of Directors resigned, and immediately following the merger, four former partners of the Partnership were elected to the Board.


The series of transactions described above resulted in the Apollo shareholders controlling the Company's Board of Directors and having an approximate 75% beneficial ownership of the Company upon conversion of the Series B Preferred Stock and the exercise of the common stock options. Accordingly, the transactions have been treated as a reverse acquisition for financial reporting purposes as if Apollo recapitalized its ownership interest into 33,315.9185 shares of Preferred Stock and then acquired the Company under the purchase method of accounting by the issuance of 1,191,367 shares of Common Stock. Such stock was valued at approximately $1,511,000 which represented the estimated market value of the Company's net assets acquired. The purchase price was allocated to the net assets acquired and liabilities assumed based upon their estimated fair values, resulting in an excess of purchase price over the estimated value of net

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
1.  BASIS TO PRESENTATION - continued

assets acquired, which is included in intangible assets in the accompanying financial statements. The historical results of the Partnership became the operating results of the Company. The operations of the Company are included in the results of operations in the accompanying financial statements from August 1, 1995, which was the effective date of the merger.


On March 4, 1996, the Certificate of Incorporation of the
Company was amended to increase the number of authorized common shares from 10 million to 30 million. Concurrently, the 33,315.9185 shares of Series B Preferred Stock were converted to 3,331,592 shares of the Company's Common Stock.



On October 7, 1996, the shareholders approved a one-for-five reverse split of the Company's Common Stock. As a result, the number of common shares outstanding has been reduced from 29,444,454 to 5,888,891 as of the November 1, 1996 effective date.



The following unaudited pro forma summary presents the combined results of operations as if the reverse acquisition had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the reverse acquisition been made as of that date or of results which may occur in the future.



				  Nine Months Ended
				  September 30, 1995



		Revenue                 $5,617,751

		Net loss               $(3,922,408)

		Net loss per share     $     (0.87)



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

APOLLO EYE GROUP, INC.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The cost of equipment held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased equipment at the inception of the lease. Additions and improvements are capitalized while maintenance and repairs are expensed when incurred. Asset and accumulated depreciation accounts are reduced for dispositions with resulting gains or losses recorded in the statement of operations. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the property and equipment or over the lesser of the lease term or the asset's useful life for leasehold improvements.

INTANGIBLES

Goodwill related to the reverse acquisition of the Company is amortized on the straight-line method over four years. Goodwill related to the acquisition of Medricon is amortized on the straight-line method over 15 years. The Company periodically evaluates the carrying value of goodwill to measure and recognize the possible impairment of this asset. Other intangibles resulting from the acquisition of Medricon, consisting of research materials, subscription lists, and customer lists, are amortized on the straight-line method over their estimated useful lives of 5 to 7 years. Other intangible assets, consisting of computer software costs, licenses and organization costs are recorded at cost and amortized on the straight-line method over five years.

RESTRICTED CASH

Under Florida Statutory Law, the Company is required to maintain a $50,000 certificate of deposit with the Treasurer and Insurance Commissioner.

APOLLO EYE GROUP, INC.

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

For the year ended December 31, 1995, the Company filed consolidated Federal and State income tax returns which includes all of the members of the group except Optiplan, which is a non-profit entity required to file a separate return.

The Company utilizes the liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and tax bases of assets and liabilities using the rates in effect for the year in which the differences are expected to reverse.

REVERSE STOCK SPLIT

On October 7, 1996, the shareholders approved a one-for-five reverse split of the Company's Common Stock. As a result, the number of common shares outstanding has been reduced from 29,444,454 to 5,888,891 as of the November 1, 1996 effective date. All references in the financial statements to the number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the reduced number of common shares outstanding.

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

APOLLO EYE GROUP, INC.

4.      SUBSEQUENT EVENTS

On October 7, 1996, at the Company's annual meeting, the shareholders, not including the vote of shares held by James R. Cook, M.D., the Company's Chairman and majority shareholder, approved the conversion of $4,000,000 of loans from Dr. Cook at the conversion rate of $0.59 per share for 6,779,661 shares of Common Stock representing 1,355,932 shares of Common Stock after the November 1, 1996 one-for-five reverse stock split. The following unaudited proforma summary presents the balance sheet as if the conversion of the shareholder loans had occurred at September 30, 1996.



			ASSETS



	Current Assets                       $1,466,333

	Property and Equipment                3,728,813

	Intangible Assets                       631,832

	Other Assets                            109,029

	  Total Assets                       $5,936,007

			LIABILITIES AND EQUITY


	Current Liabilities                  $3,324,410

	Shareholder Loans                       955,000

	Long Term Debt and Leases               274,846

	Equity                                1,381,751

	   Total Liabilities and Equity      $5,936,007

Item 2.         Management's Discussion and Analysis of Financial
Condition and Results of Operations

	On August 7, 1995, pursuant to a Merger Agreement dated August 4, 1995, Apollo Eye Group, Inc. (formerly United Vision Group,
Inc., the "Company" or "AEG") acquired Apollo Eye Associates,
L.P., a Delaware limited partnership, and Apollo Eye
Corporation, its General Partner (together, the "Partnership").
The Partnership was merged (the "Merger") into a wholly owned subsidiary of Apollo Eye Group, Inc., Apollo Acquisition
Corporation, which was renamed Apollo Eye Associates, Inc.
("Apollo"). The Merger was accounted for as a "reverse acquisition" whereby the Partnership was deemed to have acquired
Apollo Eye Group, Inc. for financial reporting purposes.  Apollo
Eye Group, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Under the terms of the acquisition, the former holders of the Partnership received preferred stock and common stock options which were collectively convertible into 75% of the total outstanding common stock of the Company on a fully diluted basis.


	The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the quarter and nine months ended September 30, 1996. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company used for this discussion are consolidated financial statements which include the Partnership for the quarter and nine months ended September 30, 1995 and Apollo Eye Group, Inc. (formerly
United Vision Group, Inc.) for the period of August 7, 1995 to
September 30, 1995. These statements differ from the consolidated financial statements of Apollo Eye Group, Inc.
which were previously reported. The financial statements for the three and nine months ended September 30, 1996 includes the consolidated operations of the Company, including both Apollo
Eye Associates, Inc. and Apollo Eye Group, Inc. Prior information may not be comparable to the Company's current operations due to the reverse acquisition accounting. This discussion should be read in conjunction with the financial statements and related notes thereto of the Company and the Partnership.


Quarter  Ended September 30, 1996

General

	As discussed above, in accordance with accounting for the transaction as a reverse acquisition, financial reports reflect the Partnership's operations during the quarter and nine months ended September 30, 1995 and Apollo Eye Group, Inc. for the period of August 7, 1995 to September 30, 1995, and the
Company's operations for the quarter and nine months ended September 30, 1996. The Partnership was formed on July 1, 1994. As a part of the startup, the Partnership acquired Medricon
Inc., a health care consulting firm specializing in ophthalmic consulting, on July 1, 1994. During 1994 and 1995, the Partnership was in a startup phase and was in the process of building and completing five ophthalmology practices with expenditures being related to initial marketing and facility opening, and accordingly during the period the Partnership had limited revenue and significant operating losses. The
Partnership commenced providing medical services with the opening of its first ophthalmology practice in Boca Raton in October 1994 with a second practice opening in Boynton Beach in December 1994. During the first quarter of 1995, the Partnership opened three additional practice locations: Coral Springs in January 1995, Lake Worth in February 1995 and Pompano Beach in April 1995, and promoted the services of these newly opened practices along with incurring the associated expenses with the openings.


Results of Operations

	Gross revenues for the three months ended September 30, 1996 were $2,633,385 versus $1,298,327 in the three month period ending September 30, 1995. This increase was due to the limited operations of the Partnership in 1995 as compared with the Company's 1996 results that includes the merger with AEG. Also included in gross revenues for the three months ended September
30, 1996 is $185,000 of revenue from a disputed amount received from one of the Company's third party payors related to a total of $24,000 of services and product provided by the Company in 1995 and $161,000 during the first nine months of 1996. Revenue from premiums (Capitation Payments) were $1,352,146 for the three months ended September 30, 1996, up from $503,219 in 1995 representing the inclusion of a full quarter of AEG's capitated revenue, the settlement described above, and new managed care contracts in Puerto Rico, and the settlement received from the third party payor. Premium revenue increased by $406,384 in the third quarter of 1996 to $1,352,146 from $945,762 in the second quarter due to the new managed care contracts in Puerto Rico and the settlement received from the third party payor. Practice revenue increased to $1,198,996 from $705,959 for the three month period ending September 30, 1995. The increase in practice revenue was attributable to an increase in professional services, increased optical sales due to the Merger and resultant full quarter's operations and growth in the Apollo Eye Associates practices. Other revenue, composed primarily of consulting provided by the Company's Medricon subsidiary, decreased to $82,243 from $89,149 for the same quarter in 1995.

	In late June 1996, the Company acquired certain net assets of two practice locations in Broward County, Florida from Focus
Fashion Optical, Inc. The Apollo Eye Associates name was added to the locations and the Focus Fashion Optical name will be retained for twelve months. Purchase accounting was used to record the acquisition at cost.

	Premium revenue increased in the third quarter as the result of new managed care contracts in Puerto Rico and the settlement with one of the Company's third party payors. The Company has entered into a letter of intent to acquire an ophthalmology practice in Broward County, Florida, which, if completed, would increase practice revenues in excess of $1,500,000 per annum beginning in 1997. Management also believes that increased benefit levels in two of its major plans continues to result in increased utilization, although these increased benefit levels and utilization are expected to be compensated for by a third party payor from October 1, 1996 onward. This increased level of premium revenue may be offset by a termination of another third party contract expected as of February 1, 1997.
Management expects that the practice revenue trends will not change significantly in the fourth quarter of 1996.

	During the Merger it was noted that the Apollo Eye Associates practice locations were in direct competition with certain
Optiplan participating outside provider (third party providers not associated with the Company) locations. Consistent with reducing the reliance on outside providers and increasing internal revenue, the Company focused on eliminating outside providers in close proximity to its practice locations. In January 1996 management reduced the number of outside Participating Providers by 17% based on proximity to the Apollo practice locations and a variety of other factors. These reductions resulted in reduced outside provider payouts and increased utilization of the Apollo practices resulting in increased service and optical sales. As most eye care benefits in Florida renew annually on January 1st, the utilization of services by members in the first few months of 1996 increased the optical revenue in the first quarter of 1996. In the three months ended September 30, 1996, lessened utilization of benefits yielded lower optical sales resulting in a decline in revenue. The seasonal trend is unclear and management will monitor the situation during coming periods.

	Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers. The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold increased to $741,380 during the quarter ended September 30, 1996 versus $614,772 during the 1995 period. This increase is due to the reporting of a full quarter of COGS for the AEG consolidated business compared with the same period in 1995 that included two months of AEG business and Apollo in the start up phase. Increased costs include the increased optical component with its associated costs in lenses and eyeglass frames and HMO contracts with sponsors creating the need for external provider payments.

	Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. Inventory (net of reserves) increased from $401,894 at December 31, 1995 to $559,994 at September 30,
1996. The increase includes inventory purchased for two practice locations acquired in June 1996, a change in the mix of frames, an increase in contact lens inventories, and an increase in laboratory inventories to facilitate the closing and relocation of the Texas laboratory. The Company expects to improve inventory utilization with the consolidation of its laboratory operations into a single location in Florida in the fourth quarter of 1996.

	SG&A expenses increased from $1,955,262 during the quarter ended September 30, 1995 to $2,294,643 for the quarter ended September 30, 1996, representing the period expenses for both the Partnership and AEG. The increases in SG&A were primarily related to the costs of operating the combined businesses of the practices of AEG and Apollo as compared to a year earlier, plus the two additional practice locations acquired in June 1996 from Focus Fashion Optical and the start up of a pediatric ophthalmic practice in the Company's Coral Springs location in August 1996, compared to the September 30, 1995 costs of AEG for two months and Apollo while still in start up. Contributing to the cost increases are payroll including professional medical staff, increased rental expenses due to the expanded number of facilities, legal settlements, and accounting and legal costs. During the second quarter of 1996, the Company initiated a cost control program to reduce operating expenses. For the three months ended September 30, 1996, SG&A decreased to $2,294,643 from $2,689,297 for the three months ended June 30, 1996, despite the addition of two practice locations in late June
1996.

	Depreciation and amortization expenses for the three months ended September 30, 1996 increased to $231,931 from $175,885 in the same period last year. The increased expense results from depreciation of equipment acquired in the merger with AEG and a full quarter of depreciation on Apollo equipment placed in service in 1995. The increase results from depreciation of equipment and amortization of intangible assets and goodwill associated with the AEG acquisition. Property and Equipment increased to $5,308,253 at September 30, 1996 from $4,754,337 at December 31, 1995. The equipment purchased includes the assets of two practice locations acquired in June 1996, medical equipment, optical manufacturing equipment, computers and communications equipment.

Net Loss

	The Company's losses decreased from $1,453,914 ($0.32 per share) for the quarter ended September 30, 1995 to $754,127 ($0.17 per share) for the quarter ended September 30, 1996.
For the nine months ended September 30, 1996, the net loss decreased to $3,244,601 ($0.72 per share) from $3,453,994 ($0.76 per share) for the same period in the prior year. Per share data is based on the Company's weighted average of shares outstanding in the period of 4,532,959 and 4,526,718, respectively, for the three and nine months ended September 30, 1996, with the total shares outstanding at the end of the period being 4,532,959. Per share data for 1995 is based on 4,520,875 shares outstanding for the three and nine months ended September 30, 1995.


Balance Sheet Dated September 30, 1996

	The Company's cash increased to $153,045 at September 30, 1996 from an overdraft of $3,528 at December 31, 1995.

	The Company's Accounts Receivable (net of allowance for doubtful accounts) increased from $280,640 at December 31, 1995 to $570,446 at September 30, 1996. This increase is due to the increased revenue of the Company and the settlement reached with one of the Company's third party payors. The total current assets of the Company increased from $825,087 on December 31, 1995, to $1,466,333 at September 30, 1996.

	The Company's Property and Equipment (net of accumulated depreciation) increased from $3,682,472 at December 31, 1995 to $3,728,813 at September 30, 1996. The growth reflects increased capital expenditures including the acquisition of two practice locations in June 1996, medical equipment, computers and communications and office equipment. The total assets of the Company expanded from $5,357,836 at December 31, 1995 to $5,936,007 at September 30, 1996 due to increases in accounts receivables, inventory, acquisition of two practices and the continued investment in computers, communications, and medical equipment.

	The Company's Notes Payable and Capital Lease obligations decreased by $185,524 from December 31, 1995 to $494,605 at September 30, 1996. These decreases are associated with repayment of borrowing. Accounts Payable and Accrued
Liabilities decreased from $3,170,217 to $3,001,581.

	Notes Payable to the major shareholder, James R. Cook, M.D., increased in the quarter to $4,955,000 at September 30, 1996 as a result of additional loans of $945,000 in the third quarter of 1996. On October 7, 1996, the shareholders of the Company (excluding shares held by Dr. Cook) approved a transaction whereby $4,000,000 of the shareholder loans have been exchanged at the conversion rate of $0.59 per share for 6,779,661 shares of Common Stock representing 1,355,932 shares after the November
1, 1996 reverse split.

	The Company's equity decreased in the period from $630,001 at December 31, 1995 to a deficit of $2,618,249 at September 30,
1996. This decrease is directly related to operating losses in the period. As discussed above, the Company has restored equity through conversion of $4,000,000 of its Notes Payable to Shareholder. (See Liquidity and Capital Resources.)



Cash Flow Statement for Nine Month Period Ending September 30,
1996

	Net Cash Flows used in Operating Activities decreased from $3,603,501 for the nine month period ending September 30, 1995 to $3,214,745 for the nine month period ending September 30, 1996. The decreased cash used was due to a reduction in operating losses, increased depreciation and amortization and a decrease in accounts payables and accrued liabilities offset by higher accounts receivable and inventory based on increased revenues.

	The Company continued to expand its capital base in 1996 with the purchase of significant Property and Equipment using
$617,058 of cash which was raised through loans from its principal shareholder. The net cash used in investing activities totaled $598,158. In the nine month period ended September 30, 1995, the Company purchased $826,370 of Property and Equipment substantially with proceeds of $736,365 of maturing marketable securities.

	The Net Cash provided by financing activities totaled
$3,965,948 for the nine month period ending September 30, 1996.
The cash was primarily provided through $4,155,000 of
shareholder loans.   (See Liquidity and Capital Resources.)


Liquidity and Capital Resources


	Apollo Eye Associates, L.P., a start-up company established in July 1994, was merged on August 7, 1995 into Apollo Eye Group,
Inc. The Company's revenue was $1,791,203 with a net loss of $3,453,994 for the nine month period ended September 30, 1995 that includes the business for three months of Apollo and two months of AEG. During the nine month period ended September 30, 1995, the Partnership consumed $3,603,501 of cash for operating activities and used $173,643 in investing activities.

	For the nine months ended September 30, 1996, the Company's net revenues were $7,325,890 with a loss of $3,244,601. Net cash of $3,214,745 was consumed by operating activities with $598,158 used by investing activities. With a total of $3,965,948 cash provided by financing activities, the net increase in cash for the nine months ended September 30, 1996 was $153,045.

	During the latter half of 1995, James R. Cook, M.D., the majority shareholder of the Company, provided short term loans in the amount of $800,000 in an effort to improve liquidity. These shareholder loans carried an interest rate of prime plus one and one-half percent; a total of $13,437 of interest on these shareholder loans was accrued during 1995.

	Through September 30, 1996, total shareholder loans of $4,955,000 were provided by Dr. Cook with $905,000 provided in the third quarter of 1996. Interest on the loans of $45,402 was accrued in the first quarter of 1996 at a rate of prime plus one and one-half percent. Beginning April 1, 1996, the interest rate was reduced to prime and an additional $63,220 and $95,024 of interest was accrued respectively in the second and third quarters of 1996. On October 7, 1996, the shareholders of the Company (excluding shares held by Dr. Cook) approved a transaction whereby $4,000,000 of loans from Dr. Cook have been exchanged for 6,779,661 shares of Common Stock representing 1,355,932 shares after the November 1, 1996 reverse split. Dr. Cook made additional loans to the Company in October 1996 of $200,000 for total shareholder loans of $1,155,000 after the conversion of $4,000,000 of shareholder loans to equity.

	In order to restore the equity base eroded in the Company's start-up phase including the restructuring charge taken during 1995, the Board of Directors believes that equity is needed by the Company.  Dr. Cook, the principal shareholder of the
Company, agreed and the Board of Directors approved, subject to the appropriate amendments to the Company's Certificate of Incorporation and either the receipt of a fairness opinion from a qualified, independent third party or approval by vote of the Company's disinterested shareholders, that Dr. Cook would make a $4,000,000 equity investment in the Company with the conversion of loans to equity.  Subject to the approvals outlined above,
Dr. Cook agreed to convert $4,000,000 of shareholder loans to purchase 6,779,661 shares of the Company's Common Stock at $0.59 per share. These shares are newly issued unregistered securities subject to the usual holding periods for such securities. This purchase price was established by calculating the average trading price of the shares of the Company's  stock in over-the-counter trading for the twenty (20) business days prior to March 27, 1996, the date Dr. Cook and the Company
agreed to convert his loans to equity.  The average trading
price of $0.7385 per share was discounted by 20%, owing to the fact that the investment is sizable and that the shares are to be unregistered and, as such, illiquid. (See Item 12, Certain Relationships and Related Transactions in the Company's 1995 10-KSB.)

	The Company continued to lose money in the third quarter of 1996 and remains a net consumer of cash. It is unclear exactly what magnitude of external cash will yet be required to fund continuing operations. Additionally, close to $2,000,000 of investment may be required to carry out leasehold improvements and capital equipment purchases to remodel and expand AEG's former Family EyeCare Center practices. This may allow the Company to capitalize on its opportunities to provide medical and surgical eye care in addition to the routine examinations traditionally provided in the Family EyeCare Center locations. Additional practice location development or acquisition will require cash. To greatly accelerate growth into additional markets, additional financing in the $10 - 20 million range would be necessary. The Company is exploring the raising of additional cash through a possible registered offering or a private placement. If this additional funding is not available, the Company's growth plans will be reduced.

	On October 7, 1996, the Company held its annual shareholders' meeting. At that meeting, the conversion of Dr. Cook's
$4,000,000 of shareholder loans to purchase 6,779,661 shares of the Company's Common Stock (representing 1,355,932 shares after the November 1, 1996 reverse split) at $0.59 per share was approved by a vote of the disinterested shareholders. The shareholders also voted to approve the one-for-five reverse split of the Common Stock and the adoption of the Company's 1996 Stock Option Plan, and to change the name of the Company to Apollo Eye Group, Inc. from United Vision Group, Inc.

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

	In August 1994, an action entitled Barry A. Ginsberg, O.D., Vista Optical of Pompano, Inc. and Eynayim Investment
Corporation v. J. K. Enterprises of Deerfield Beach, Inc. and Optiplan, Inc. was filed in the Broward County, Florida District Court. Mr. Ginsberg, a former employee of the Company, alleged that the Company, through its subsidiaries, breached an employment agreement and a written and various oral contracts concerning the transfer of assets to the Company. In July 1996, the matter was settled for amounts which had previously been provided for and the parties exchanged general releases.

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

	Apollo Eye Group, Inc. is a defendant in certain other legal actions in the normal course of business, none of which is expected to result in a material adverse effect on the Company's net worth, total cash flows, or results of operations.

Item 2.         Changes in Securities

	In connection with the August 7, 1995 Merger, the Company issued 33,315.9185 shares of Series B Preferred Stock (the "Series B Preferred"). On March 4, 1996, the Certificate of Incorporation of the Company was amended to increase the number of authorized common shares from 10 million to 30 million. As a result, the 33,315.9185 shares of Series B Preferred Stock were converted to 3,331,592 shares of the Company's Common Stock.
For a complete description of the Series B Preferred, see the Company's Current Report on Form 8-K (Date of Report: August 7,
1995) dated August 17, 1995, which is incorporated by reference in response to this Item.

	The Company issued 10,000 shares of Common Stock on June 19, 1996 to a consultant in connection with the acquisition of practice locations in Broward County, Florida. Common Stock was valued at the closing price on the date of the transaction.

	At the October 7, 1996 annual meeting, the shareholders approved a one-for-five reverse split of the Common Stock. The reverse split was effective on November 1, 1996. As a result of the reverse stock split, the number of Common Shares outstanding is reduced from 29,444,454 to 5,888,891 as of the effective date. All references in the financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations to number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the decreased number of common shares outstanding. The shareholders also approved the change of the Company's name to Apollo Eye Group, Inc. from United Vision Group, Inc.

	Also at the October 7, 1996 annual shareholders' meeting, the conversion of $4,000,000 of loans from Dr. Cook, the principal shareholder of the Company, was approved by the shareholders
(excluding shares held by Dr. Cook). The conversion results in the issuance of 6,779,661 Common Shares (1,355,932 shares after the reverse split) to Dr. Cook, bringing the number of Common
Shares outstanding from 29,444,454 to 5,888,891 after the reverse split.

	In addition, the Board of Directors has approved 2,000,000 shares (before the one-for-five reverse split or 400,000 shares after the split) for the Apollo Eye Group, Inc. 1996 Stock
Option Plan, subject to shareholder approval. After the reverse split and the Cook equity investment, a total of 5,888,891
Common Stock shares are outstanding with a total of 980,000 shares committed to the Company's Employee Stock Option Plans (80,000 shares for the 1994 plan, 500,000 shares for the 1995 Stock Option Plan A, and 400,000 shares for the newly formed
1996 Stock Option Plan). Of the 30,000,000 authorized shares, approximately 23 million Common Stock shares would remain authorized but unissued for future sales of equity, warrant coverage and potential acquisitions. The Board believes that opportunities exist to acquire additional businesses, particularly physician practices or managed care networks, in stock transactions.

Item 6.         Exhibits and Reports on Form 8-K


	(a)     Exhibits - None

	(b)     Reports on Form 8-K - None

SIGNATURE





		Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




				  APOLLO EYE GROUP, INC.





Dated:  __________________      By:______________________________
				  J. Richard Damron, Jr.
				  Treasurer and Chief Financial Officer