Form 10KSB
period 1996-12-31
APOLLO EYE GROUP INC
filed 1997-07-14
CIK 882970

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       	For the fiscal year ended December 31, 1996 or

[   ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange 			Act of 1934

       	For the transition period from ________ to __________

	Commission File Number 0-23184

		___________APOLLO EYE GROUP, INC.__________
	(Exact name of small business issuer in its charter)

	Delaware						 	                      65-0257498
	(State of other jurisdiction of					(I.R.S. Employer
	incorporation or organization)				Identification No.)

	2424 N. Federal Highway, Suite 362, Boca Raton, Florida	33431
	(Address of principal executive offices)	            		(Zip Code)

	Issuer's telephone number, including area code:		(561) 395-5402

	Securities registered pursuant to Section 12(b) of the Act:	None

	Securities registered pursuant to Section 12(g) of the Act:

   	Common Stock, $.001 par value and Common Stock Purchase Warrants
                      				(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes___X___ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                          [X]

The issuer's revenues for the most recent fiscal year were $9,926,280.

The aggregate market value of the voting stock held by non-affiliates based upon the average of the bid and asked prices of the Common Stock at the close of trading on June 20, 1997 was $3,121,116.

As of June 20, 1997, there were 5,888,898 shares of Common
Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
                    					               Yes________   No____X____

             INDEX

                                                        Page Number

PART I

Item 1.  Business                                          3 - 22
Item 2.  Properties                                        23
Item 3.  Legal Proceedings                                 24 - 25
Item 4.  Submission of Matters to a Vote of
         Security Holders                                  26

PART II

Item 5.  Market for the Company's Common Stock and
         Related Security Holder Matters                   27
Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     28 - 36
Item 7.  Financial Statements and Supplementary Data       37
Item 8.  Changes in the Disagreements with Accountants
         and Financial Disclosure                          37

PART III

Item 9.  Directors and Executive Officers of the Company   38 - 40
Item 10. Executive Compensation                            40 - 42
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                    42 - 43
Item 12. Certain Relationships and Related Transactions    44 - 46

PART IV

Item 13. Exhibits and Reports on Form 8-K                  47

SIGNATURES

PART I

INFORMATION CONCERNING APOLLO EYE GROUP, INC.

ITEM 1.  BUSINESS

GENERAL

Apollo Eye Group, Inc. (formerly United Vision Group, Inc.) is a Delaware corporation formed in 1990 (the "Company"). Through its wholly-owned subsidiaries, Apollo Eye Associates, Inc. ("Apollo"), J. K. Enterprises of Deerfield Beach, Inc. ("J. K. Enterprises"), Optiplex, Inc. ("Optiplex"), Apollo EyeGroup of Puerto Rico, Inc. (formerly Master Vision Plan, Inc.) ("AEGPR"), Apollo Eye Care Management Corporation ("AECMC"), and Medricon, Inc. ("Medricon"), the Company is primarily engaged in the provision, management, and administration of managed vision care plans in Florida and in Puerto Rico on a prepaid capitated or discounted contract basis and in the provision of ophthalmic and optical services and products in fourteen (14) practice locations in Dade, Broward, and Palm Beach counties, Florida.

The Company's prepaid managed vision plans offer specified eye examinations, eyeglasses and contact lenses at pre-determined prices. The contracted vision services and eyewear are paid under a capitation method with payment being in the form of a fixed dollar amount per member per month (PMPM) and, as such, represent premium revenue for the Company. The capitation payments are paid monthly based upon the number of members and the contracted fees of each managed vision care contract. These services and products are generally offered through AECMC or Optiplan, Inc. ("Optiplan"), a Florida not-for-profit corporation managed by the Company through a management agreement. While the Company is not obligated to provide all such managed vision care services and products through Optiplan, it has historically done so. The Company administers similar plans through its AEGPR subsidiary within Puerto Rico whereby it directly contracts with HMOs to provide eye care services through third party providers and eyeglasses and contact lenses through the Company.

Managed vision care services are provided to Sponsors' (generally an HMO or government agency) members, clients or employees who choose to participate in the Company's prepaid plans by a network of more than 144 vision care providers at nearly 135 locations ("Participating Providers"), including the fourteen (14) practice locations owned and operated by the Company ("Apollo Eye Associates" practices).

The Apollo Eye Associates practices provide complete ophthalmic and optometric eye care services to the general public and for the Sponsors' members. The Apollo Eye Associates practice locations have from one (1) to twelve (12) examination rooms for optometric examinations and ophthalmic patient care. Diagnostic equipment such as ultrasound scans, visual field analysis, corneal topography and slit lamp photography is available at several Apollo locations as well as Yag and Argon laser treatment devices. Radial keratotomy (RK) and the newly approved photorefractive keratectomy (PRK) procedures can be performed by Apollo's ophthalmologists. The Company continues to focus its growth efforts on the provision of optometric and ophthalmic services to the general public, Medicare participants, and private insurers (including PPOs) in addition to providing capitated and discounted vision services under contracts with various Sponsors.

The Company, through its Medricon subsidiary, provides reimbursement and practice administration consulting services to ophthalmologists and optometrists nationwide. Medricon provides telephone consulting to approximately 350 practices which represents nearly 10% of the practicing ophthalmologists in the United States. Medricon also produces monthly newsletters on reimbursement and practice matters along with training seminars for physicians and their staff.

During 1995 the Company underwent significant change resulting from its merger with Apollo Eye Associates, L.P. on August 4, 1995, including a change in control, changes to senior management, and changes in the Board of Directors along with a shift in strategic focus towards providing ophthalmic services as well as routine vision care services from optometrists and a far greater emphasis on providing professional eye care services in addition to acting as a network for managed vision care. This transaction was accounted for as a reverse acquisition whereby Apollo Eye Associates, L.P. and its general partner, Apollo Eye Corporation, were deemed to have acquired Apollo Eye Group, Inc. ("AEG") by virtue of the fact that after the merger the former unit holders of Apollo Eye Associates, L.P. and shareholders of Apollo Eye Corporation held shares of Common Stock and options to acquire Common Stock aggregating 75% of the outstanding Common Stock of the Company.

APOLLO EYE ASSOCIATES, L.P. PRE-MERGER

Apollo Eye Associates, L.P., also referred to as the "Partnership," was a Delaware limited partnership established in July 1994 by several experienced health care executives to participate in the growing consolidation in eye care practices. The Partnership raised over $7 million of private capital from its managers and began operations in Boca Raton, Florida.
Apollo Eye Corporation ("AEC"), a Delaware corporation owned by three of the founders of the Partnership, served as the Partnership's general partner. At the time of its organization, the Partnership acquired Medricon, a Connecticut corporation providing reimbursement and practice administration consulting services to ophthalmologists and ophthalmic group practices nationwide. Medricon was a privately held company established its business in 1985, and subsequent to its merger with the Partnership, Medricon was relocated to Boca Raton.

As a start-up venture, Apollo Eye Associates, L.P. established five ophthalmic practices in Broward and Palm Beach Counties, Florida, between October 1994 and April 1995. These practices varied in size from 2,400 to 5,200 square feet, and were all in leased premises in prime consumer locations. The practices were equipped with new complete examination equipment and specialized therapeutic and diagnostic equipment for medical and surgical eye care. Four practices had minor surgery rooms and two locations were equipped to perform radial keratotomy (RK), a refractive surgical procedure. Two ophthalmologists were employed by the Company, and an advertising campaign was launched to develop name recognition and a flow of patients.

In addition to providing ophthalmic care and continuing the consulting activities of Medricon, the Partnership embarked upon the establishment of a managed care network for medical and surgical eye care. As a start up venture, the Partnership, from its inception on July 1, 1994 to December 31, 1994, had only $153,840 in revenue and posted a net operating loss of $959,611. For the six months ended June 30, 1995, total revenue was $433,378 and the net loss was $2,115,685.

During the second quarter of 1995, representatives of AEG and the Partnership met and discussed a possible business combination involving the two entities. Both provided vision care services in the South Florida market, with the Partnership focused on ophthalmology and AEG on optometry and eyewear services. It was believed that the combined companies could approach the managed care Sponsors, based on AEG's relationships in the area of managed vision care, and seek expanded vision contracts encompassing medical and surgical eye care as well as the established optometric exams and eyewear dispensing. It was also believed that the business combination would yield better geographic coverage and broaden the services offered in the practice locations as well as permit the consolidation of some duplicate practice locations.

APOLLO EYE GROUP PRE-MERGER WITH APOLLO

One of the Company's current subsidiaries, J. K. Enterprises, was formed in 1983. Prior to the establishment of Optiplan in 1987, J. K. Enterprises' primary activities were the operation of its optometric practices and of Optiplex, which produced eyeglasses. The Company historically operated its optometric practice locations under a number of trade names, including Vista Optical, Specs Appeal, Pompano Beach Optical, and Kapat Optical; over the course of time the practices were consolidated under the name of Family EyeCare Centers. Following the establishment of Optiplan, the Company focused its attention on the establishment of an optometric network to support managed vision care plans along with the expansion of Family EyeCare Centers and Optiplex to support the contracts. In 1990, a holding company, United Vision Group, Inc., was formed. During the period of 1987-1994 the Company experienced growth mainly due to both increased membership in existing managed vision plans and an increase in the number of plans offered. Despite increased revenue generation, the Company continued to experience operating losses.

As a response to the annual increases in the cost of health care, including vision care, employers and insurers have continued to seek means to reduce the cost of direct fee-for-service reimbursement plans. In particular, HMOs, PPOs, and other third party health organizations have increasingly offered a broad range of health care services, including vision care services, based on flat-rate fees or capitated rates for their members. In response to the development of such third party plans and large sponsor groups requiring prepaid vision plans, and in accordance with Florida law which then required that prepaid optometric service plans be offered only through a not-for-profit corporation, Optiplan was formed on February 3, 1987, and has been managed by the Company since inception. A written management services agreement has outlined the relationship between Optiplan and J. K. Enterprises (since January 1996, the Management Services Agreement with Optiplan has been assumed by Apollo).

The Company's subsidiary, Optiplex, owned and operated two optical compounding laboratories, one in Hollywood, Florida, and the other in Lockhart, Texas, under the unified trade name Optiplex Optical Laboratories. Prior to the formation of Optiplex in 1990, the Company operated a single optical laboratory in Fort Lauderdale, Florida under the trade name "Benchmark Optical" as a division of J. K. Enterprises. In November 1993, the Company entered into an agreement with Wackenhut Corrections Corporation, the State of Texas Department of Criminal Justice and the City of Lockhart, Texas, under which the Company agreed to establish and operate an optical surfacing and finishing laboratory and distribution facility employing a guaranteed number of residents within the Lockhart Correctional Facility. In April 1994, the Company relocated the "Benchmark Optical" laboratory from Fort Lauderdale to Hollywood sharing a location with one of the Company's Family EyeCare Centers and in May 1994, Optiplex began operation of a 7,200 square foot laboratory facility in the Lockhart Correctional Facility.

The Company completed its initial public offering of common stock on February 8, 1994 at a price of $5.00 per share. The net funds raised were approximately $4.0 million, which were used to repay bridge loans, pay unpaid payroll taxes, open the Lockhart optical laboratory, and provide working capital.
During the fifteen months following the initial public offering, the Company experienced a number of financial and operational challenges. The Company reported a net loss of $2,156,739 for the year ended December 31, 1994, and a loss of $306,520 for the six months ended June 30, 1995. These operating losses combined with repayment of the bridge and stockholder loans and past due payroll taxes left the company depleted of both capital and cash.

The Company's common stock was delisted from The Nasdaq
SmallCap Market on June 8, 1995, for failure to meet continued listing requirements and since that time has traded in the over-the-counter (OTC) market.

THE MERGER TRANSACTION

Prior to the transaction between the Company and the Partnership (the "Merger"), there was no relationship between the Company and the Partnership and/or any of its officers or directors. Apollo Eye Associates, L.P. and Apollo Eye Corporation were merged into a wholly owned subsidiary of the Company on August 4, 1995. At the time of the Merger, the Partnership had five (5) ophthalmology practice locations, approximately $1.8 million in cash on hand, an experienced management team and unit holders' equity of approximately $4.3 million which included significant medical and surgical equipment, leasehold improvements and eyeglass frame inventory. The cash provided by the Merger relieved the Company's short-term liquidity crisis including delinquent payroll taxes due plus interest and penalties in excess of $300,000.

Additional Stock Issuance.	At the time of the Merger, the
Company's Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. Prior to the Merger, and after the repurchase by the Company of all 102,004 outstanding shares of its Series A Preferred Stock in exchange for 612,024 shares of Common Stock, the Company had 1,191,367 shares of Common Stock outstanding. In the Merger, the Partnership's limited partnership interests and AEC's outstanding capital stock were canceled in exchange for 33,315.9185 shares of the Company's Series B Preferred Stock and options to acquire 482,509 shares of Common Stock. Each share of the

Series B Preferred Stock was
convertible into 100 shares of Common Stock of the Company, effectively resulting in a total of 4,522,959 shares of Common Stock outstanding upon conversion of the Series B Preferred Shares to Common Shares. The Certificate of Incorporation was amended on March 4, 1996 to increase the total number of shares of Common Stock which the Company is authorized to issue from 10,000,000 to 30,000,000 in order to make possible the conversion of the Series B Preferred Stock, and holders of the Series B Preferred Stock subsequently exchanged their shares for shares of Common Stock. As a result of the Merger, the former limited partners of the Partnership and former stockholders of AEC held shares of Common Stock and options to acquire Common Stock representing 75% of the voting power of the Company of which James R. Cook, M.D., a former limited partner of the Partnership and stockholder of AEC, beneficially owned shares of Common Stock and options to acquire Common Stock then representing 51.2% of the voting power of the Company.

On October 7, 1996, the shareholders of the Company approved several actions including a change of name to Apollo Eye Group, Inc. and a five-to-one reverse stock split. The shareholders also approved the conversion of $4,000,000 of debt due to James
R. Cook, M.D., the Company's Chairman, to equity through the issuance of 1,355,932 shares at the price of $2.95 per share. The shareholders also approved the issuance of up to 400,000 shares in connection with the Apollo Eye Group, Inc. 1996 Stock Option Plan.

Following these shareholder actions, the Company has a total of 5,888,898 shares of Common Stock outstanding of which James R. Cook, M.D. owns 63%. The Company has reserved 80,000 shares of Common Stock for the 1994 Stock Option Plan. An additional 500,000 shares of Common Stock are reserved for the Company's 1995 Stock Option Plan A established prior to the Merger. Through certain reassignment provisions of the 1995 Stock Option Plan A, all of these reserved shares will be issued before August 6, 2005. An additional 400,000 shares of Common Stock are reserved for issuance upon the exercise of options which have been or may be granted under the Company's 1996 Stock Option Plan. Therefore, 23,131,102 shares of Common Stock of the 30,000,000 shares authorized for issuance remain available for future issuances. This does not include shares for issuance to warrant holders although 225,000 of the 237,000 warrants outstanding are at exercise prices of $25.00 or greater. Other shares could be issued for a variety of corporate purposes, including, but not limited to, acquisition transactions, executive compensation arrangements (such as additional stock option plans) and stock dividends. There are no preemptive rights in respect of the Common Stock.

Since the conversion of the Series B Preferred Stock to Common Stock, the Company has no outstanding shares of Preferred Stock and has 1,000,000 shares of Preferred Stock authorized and available for issuance. The Preferred Stock may be issued in one or more series with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. Accordingly, the Board is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of holders of the Company's Common Stock.

Change of Control. The Merger of the Partnership and AEC into a wholly owned subsidiary of the Company resulted in a change of control of the Company on August 7, 1995. Prior to the Merger, approximately 30.9% of the Company's Common Stock was beneficially owned by Jan H. Kaplan and Karen Kaplan and approximately 24.7% was beneficially owned by Robert M. Rubin. Mr. and Mrs. Kaplan as well as Mr. Rubin were officers and/or served on the Company's Board of Directors prior to the Merger, and collectively controlled 55.6% of the outstanding shares of the Company.

As discussed above, following the conversion of the Series B Preferred Stock issued in connection with the Merger and assuming exercise of the 1995 Stock Option Plan A options, and assuming exercise of options for an additional 80,000 shares of Common Stock under the Company's 1994 Stock Option Plan, the former limited partners of the Partnership and stockholders of AEC held in the aggregate 75.0% of the voting power of the Company and Dr. Cook held 47.1% of the voting power of the Company.

With the conversion of $4,000,000 debt to equity, Dr. Cook now holds 63% of the voting power of the Company. In the aggregate the former limited partners of the Partnership and stockholders of AEC beneficially own 79% of the voting power of the Company.

Change of Board of Directors. Prior to the Merger, Messrs. Robert M. Rubin and James E. Cohen, two of the Company's four directors, resigned as directors. Immediately following the Merger, Dr. Cook and Messrs. Peter Molinaro, Jr., Vincent C. Manopoli and J. Richard Damron, Jr., all former limited partners of the Partnership, were elected to fill vacancies in the Board of Directors of the Company. In addition, Dr. Cook was elected Chairman and Messrs. Molinaro and Manopoli were elected Executive Vice Presidents of the Company. With these resignations and the addition of such new directors, a change of Board control also occurred. On May 17, 1996, John Prelaz, also a former limited partner of the Partnership, was elected to the Board of Directors. On December 16, 1996, Mr. Manopoli resigned from the Board of Directors.

In connection with the Merger, James R. Cook, M.D., Jan H. Kaplan, Karen Kaplan and Robert M. Rubin entered into a Stockholders Voting Agreement pursuant to which (1) Mr. and Ms. Kaplan and Mr. Rubin agreed to execute a written consent of stockholders adopting an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 30,000,000 and approving the Company's 1995 Stock Option Plan A, and (2) Dr. Cook agreed (i) for so long as Mr. Kaplan was employed by the Company to vote to elect Mr. Kaplan as a director of the Company, (ii) for so long as Mrs. Kaplan was employed by the Company to elect Mrs. Kaplan, or another person nominated by Mrs. Kaplan and reasonably acceptable to Dr. Cook, as a director of the Company and (iii) for a period of one year from August 1, 1995, to vote to elect a third person nominated by Mr. Kaplan and reasonably acceptable to Dr. Cook as a director of the Company.

As part of the Termination, Settlement and Mutual Release Agreements entered into between the Kaplans and the Company, Jan Kaplan and Karen Kaplan resigned as directors of the Company effective January 1, 1996 and released Dr. Cook from voting his shares to elect the Kaplans or persons nominated by the Kaplans as directors of the Company.

Change in Senior Management.    Effective with the Merger, Dr.
Cook assumed the position of Chairman of the Company, and Vincent C. Manopoli and Peter Molinaro, Jr. were elected Executive Vice Presidents of the Company. Jan Kaplan remained as President and Karen Kaplan remained as an Executive Vice President until the employment of each was terminated on December 18, 1995. The Company and the Kaplans entered into Termination, Settlement and Mutual Release Agreements, as well as Consulting Agreements on March 23, 1996, effective January 1, 1996. On May 17, 1996, Mr. Damron was elected as the Company's Chief Financial Officer and Treasurer. On December 6, 1996, Vincent C. Manopoli resigned as an Executive Vice President of the Company.

Change in Accountants and Legal Counsel.    Changes have
occurred in the Company's accountants and outside legal counsel. Coopers & Lybrand, L.L.P. replaced Feldman Radin & Company, P.C., as the Company's independent accountants on September 12, 1995. The firm of Taft, Stettinius & Hollister, Cincinnati, Ohio, now serves as principal legal counsel with respect to securities and corporate law matters. During December 1995 the Company shifted its Florida litigation matters to the firm of Koski, Aranson and Thomas, of Boca Raton, Florida.

MANAGED CARE PROGRAMS

Managed Vision Care.    Optiplan obtains and operates managed
vision care plans in Florida whereby routine eye examinations with the dispensing of eyewear are provided through Optiplan by duly licensed opticians, optometrists and ophthalmologists participating in the Optiplan program. Under Florida state law, Optiplan is also permitted to enter into contracts and participating agreements with licensed opticians, optometrists and ophthalmologists to provide and dispense optical services and products to members of the public who are Participants in Optiplan managed vision care programs. Further, in response to similar needs for managed prepaid vision care programs in Puerto Rico, the Company formed AEGPR, which primarily contracts with PPOs and HMOs for prepaid vision care.

Optiplan provides prepaid group managed vision care services to Participants located in Florida and AEGPR provides prepaid managed vision care services to Participants located in Puerto Rico. Participants in the managed vision care programs are enrolled through Sponsors such as HMOs, PPOs, health insurance carriers and governmental entities, as well as self-insured corporations, unions and other associations. The Company's principal Sponsors include United Healthcare Plans of Florida, Foundation Health Corporation, and PCA/Family Health Plans of Florida.
Sponsors make fixed periodic payments, known as Capitation Payments, to a managed vision care program for each Participant enrolled. These payments are calculated on a per member per month basis. The Company's management determines the appropriate Capitation Payment for a Sponsor based upon a combination of factors including the total number of Participants in the particular plan, the services to be provided to the Participants of the plan and the historical utilization of the plan's services and products by similar participants.
The exact Capitation Payment amount is determined through negotiations between the Company's management and each Sponsor at the time Optiplan enters into an agreement with such Sponsor. The amount of the Capitation Payment is included in the agreement between the Sponsor and Optiplan, and cannot be adjusted, except by mutual agreement, until the expiration of the current term of such agreement. Some plans have automatic annual or biannual rate increases.

Participants can obtain eye examinations, eyeglass frames and lenses, and contact lenses through the Company's network of 240 Participating Providers at 230 locations, including the Apollo Eye Associates practices. Participants receive eye examinations from licensed optometrists or ophthalmologists and may obtain eyeglasses or contact lenses at any Apollo practice or other Participating Provider location. Depending on the terms of the plan, there may be certain pre-determined co-payments associated with either the professional service or eyewear or both. Participants may select eyeglasses and other vision products covered by the plan, or choose from a wide variety of non-plan or upgraded contemporary and designer frames and lenses at an additional cost. The Company generates significant revenues from sales of upgraded frames and lenses.

The Company produces eyeglasses from a large assortment of frames and lens blanks and also distributes contact lenses and eyewear accessories and supplies. The Participating Provider agreements require that the Company, or a laboratory that is approved by the Company, provide all materials and products with respect to all covered materials for the Company's managed vision care programs. Each managed vision care program specifies a specific group or assortment of eyeglass frames covered by the plan as well as certain types of eyeglass lenses. The Company currently has developed three groups or collections of standard frames for its plans, each of which contains from 72 to 120 different frames.

The Company's agreements with Sponsors for prepaid programs typically have a term of one to four years and are automatically renewable unless 15 to 120 days prior written notice is given by either party, although some agreements the Sponsor has the right to cancel the agreement on a 30 to 60 day notice. The Company currently has twelve (12) such agreements in effect, the termination dates of which range from December 31, 1997 through July 1, 2000. The Company altered its structure during 1996 and executed certain Sponsor agreements in the name of Apollo EyeCare Management Corporation ("AECMC"), a wholly-owned subsidiary. This subsidiary affords the Company more direct control of certain plans sponsored by HMOs which do not require the insurance license held by Optiplan. The plans requiring Optiplan's Prepaid Limited Health Services Organization ("PLHSO") license continue with Optiplan. The current providers of Optiplan are eligible to participate regardless of whether the plan is with AECMC, the Company's subsidiary, or with Optiplan, the non-profit corporation managed by the Company.

The Company recognizes income from Sponsors as premium revenue. Premiums are accrued ratably over the term of the contract provided the Company either has a signed contract with a given Sponsor or if there is a history of payment by the Sponsor and the Company is providing services under a given contract. There is no timing difference of income and/or expense recognition between Optiplan and the Company. The expenses of Optiplan include costs associated with claims from Participating Providers, the cost of eyewear and administrative, management, and claims processing costs.

Optiplan Management Agreement.    In January 1992, the Company,
through its J. K. Enterprises subsidiary, and Optiplan entered into a written management agreement (the "Management Agreement"), pursuant to which the Company receives fees from Optiplan for the management, marketing and administration of Optiplan. The Management Agreement was assumed by Apollo in January 1996. The management and consulting services provided by the Company to Optiplan consist of, among other things, the organization and maintenance of the Optiplan programs, including complete preparation of state licensures, certifications and qualification reports to the Florida Department of Insurance; development of an Optiplan program for each Sponsor tailored to meet the needs of the particular Sponsor and its members, employees or clients; preparation of all plan literature and claim forms for Sponsors and their members, employees or clients; recruitment and supervision of Participating Providers and the Apollo practice professionals for the provision of eye care services to Participants; provision of data processing services for the purpose of billing accounts, and rendering payments to Participating Providers and other vendors in connection with eye care services rendered to Participants through Optiplan; monitoring utilization of services by Participants and providing quality control procedures relating to services and/or products; maintenance of general accounting activities for Optiplan; collection of Optiplan accounts; and overall management of all responsibilities for Optiplan's day-to-day operations.

The management control that the Company exhibits over Optiplan and the Company's related business activities forms the basis for the financial statement combination. Furthermore, as part of the Merger, Optiplan agreed to make the management agreement permanent and noncancelable except by mutual agreement and to allow the Company, at its sole discretion, to take measures necessary to move any or all plans to a new entity. The Company has assigned the Management Agreement to Apollo Eye Associates, Inc., another of its wholly-owned subsidiaries in an effort to simplify its legal structure.

Managed Ophthalmology Care. In December 1995, the Company established a new wholly-owned subsidiary, Apollo EyeCare Management Corporation (AECMC), in order to consolidate and more easily manage certain managed vision care contracts which do not require Optiplan's PLHSO license along with expanding service into ophthalmic (medical and surgical) eye care. The Company operates AECMC in a fashion similar to Optiplan, but as a for-profit entity holding certain managed care contracts for which a PLHSO license is not necessary, such as those provided to HMOs already licensed under Florida insurance laws. Optiplan continues to provide all services to Sponsors which require a PLHSO license including county and municipal governmental entities and small groups. Furthermore, the Company consolidated the operations of Medricon into AECMC during the first quarter of 1996.

Apollo EyeCare Management has formed a Florida state-wide network of ophthalmologist providers and has obtained and will continue to seek managed care contracts providing Participants with medical and surgical eye care as well as routine eye examinations and eyeglasses or contact lenses. It is the Company's plan to be able to provide Sponsors with the full spectrum of eye care products and services, rather than only the routine eye examinations and eyewear as historically provided by the Company.

The Company's principal Sponsors under all prepaid plans accounted for a total of 46% of the Company's revenues for the year ended December 31, 1996. In addition, no individual sponsor accounted for greater than 13% of the Company's revenues for the year ended December 31, 1996. In addition to the direct revenues from Sponsors, significant additional revenue is derived by the Company from patient co-payments and from those patients choosing to purchase non-covered or upgraded optical products.

As of February 1, 1997, the Company is no longer providing capitated vision services for the Medicare members or discounted vision services for the commercial members of Blue Cross/Blue Shield Health Options Plans, representing a capitated revenue reduction of approximately $80,000 per month and a significant volume of discounted fee for services visits in the Apollo Eye Associates practices. Marketing programs to retain the base of discounted patients in the Apollo practices have been initiated.

The Company has an agreement with Servi-Medical to provide vision benefits in San Juan, Puerto Rico, that terminates June 30, 1997.
On February 25, 1997, the Company received notice from Servi-Medical of their intention not to renew the contract at the termination of the agreement. Effective July 1, 1997, this represents a reduction in capitated revenue of approximately $26,000 per month. In addition, on March 31, 1997, the Company received notice effective June 30,
1997 of cancellation of a contract for managed care vision benefits with United Health Care Plans of Puerto Rico, Inc. The Company attempted to retain the contract and submitted new proposals for the 1997-98 contract year. However, on May 29, 1997, United Health Care of Puerto Rico provided notice that the 1997-98 contract for vision benefits was awarded to a third party. The loss of the contract with United Health Care Plans of Puerto Rico will result in a reduction of capitated revenue of approximately $82,000 per month.

The Company has entered into a contract with FPA Medical Management of Florida, Inc. to provide vision benefits on a discounted fee for service for approximately 50,000 lives. The contract is effective June 1, 1997 in Broward and Palm Beach Counties, and effective
July 1, 1997 in Dade County. A majority of the patients will receive services in the Apollo Eye Associates practices. The Company may derive additional revenue from patient purchases of non-covered or upgraded optical products. It is difficult to estimate the revenue the company will realize from this contract or from the sales of optical products.

APOLLO EYE ASSOCIATES PRACTICES

The Company currently provides routine eye examinations, ophthalmic medical and surgical eye care, and the dispensing of eyewear including glasses and contact lenses from fourteen practice locations in Dade, Broward, and Palm Beach Counties, Florida. The professional care is rendered by either independent optometrists or ophthalmologists who are employed by Apollo Eye Associates, Inc., a wholly-owned subsidiary of the Company. Prior to the Merger with the Partnership, AEG called its practice locations Family EyeCare Centers, although actual signage on locations rarely promoted this trade name, while the Apollo Eye Associates' name was prominently displayed on the five newly developed ophthalmology practices opened by the Partnership during late 1994 and 1995.

As part of the Company's desire to develop a common name recognition, operations of the Company are consolidated under the Apollo Eye Associates name. The Company believes that the Apollo name is associated with high quality practice locations and services. The Apollo Eye Associates name has been prominent in the media in south Florida with regular advertising along with strong presence in the Yellow Pages.

Prior to the Merger, the Company operated ten (10) practice and dispensing locations (Family EyeCare Centers) in Dade, Broward, and Palm Beach counties while Apollo operated five (5) ophthalmology practices in Broward and Palm Beach counties. The Company has closed three of the Family EyeCare Center locations (in Pompano Beach, Deerfield Beach, and Tamarac) all of which geographically overlapped with the newer, larger Apollo locations.

Other important operating synergies associated with the combined practice locations include the ability to provide more comprehensive eye care in all practice locations by combining the Company's traditional expertise in optometric care and eyeglass dispensing with Apollo's ophthalmic-based practices providing medical and surgical eye care by ophthalmologists (M.D.s). Importantly, the Merger allows the Company to expand its managed care operations significantly. Heretofore, the Company has been a leader in its market in the operation of managed vision care programs under which the Company serves as a contract provider of eyewear and routine eye examinations, generally provided by independent doctors of optometry (O.D.s), for plan sponsors including HMOs, health insurance carriers, and governmental entities. With the inclusion of the Apollo practice locations, the Company is in the process of expanding its managed care programs to include medical and surgical care of the eyes by ophthalmologists.

The remaining seven historic Family EyeCare Centers have undergone a name change to "Apollo Eye Associates" so that all practice locations are now trading under a uniform name. These previous Family EyeCare Center locations require renovations in order to increase the number of examination rooms to accommodate increased volumes of patients being cared for by Participating Providers associated with the Company. In addition, additional examination rooms and specialized testing and treatment rooms are required in order to efficiently and fully provide ophthalmic (medical and surgical) eye care in these locations, which heretofore had been limited to routine eye examinations and dispensing of eyewear. In order to meet these needs and also to provide cosmetic improvements to the older facilities, the Company has planned a capital improvement program. To date, the Company has entered into an expanded lease for its Kendall location by acquiring immediately adjacent space potentially expanding the practice from 1,400 to 2,476 square feet. A new lease has been entered into relative to the North Miami location whereby the practice would be moved to a more preferable street location and expanded from 3,300 to 4,400 square feet. Architectural drawing packages have been completed for the remaining five (5) older locations. This capital improvement program is expected to cost approximately $2 million, an amount not likely to be generated from Company operations.

On June 19, 1996, the Company acquired two practice locations from Focus Fashion Optical, one in Pembroke Pines and the other in Sunrise, Broward County, Florida, for $169,522 in cash and the assumption of $45,833 of liabilities, bringing to fourteen the number of Apollo Eye Associates practices.

In August 1996, Apollo Eye Associates acquired the practice of a pediatric ophthalmologist and relocated his practice to the Company's Coral Springs location, thus providing important subspecialty ophthalmic care.

Each practice location is connected on-line to Apollo's central billing and accounts receivable system and optical point of sale system, the installation of such computers and systems now having been completed in the former Family EyeCare Center locations and other acquired locations. The purpose of the central system is to increase efficiency by centralizing functions that can be pooled such as receivables management, lens and frame purchasing, eyewear order entry, and appointment scheduling. Furthermore such centralization allows the Company to present a variety of appointment alternatives and locations to patients, thereby increasing Apollo's ability to accommodate patients. Lastly, this connectivity allows the Company to assure that specific administrative tasks are completed without interruption such as appointment confirmation, verification of insurance and claims submission. Hopefully, such centralization will improve financial controls and reduce costs.

In addition to the capitated managed care agreements entered into by Optiplan and AECMC, the Company has a number of agreements with HMOs and other entities to provide eye care products and services on a discounted fee for service basis. These contracts often have fixed fees for routine vision examinations and for basic eyewear. These discount plans are administered within the Apollo Eye Associates practices.

Patient Services. Each of the Company's fourteen Apollo Eye Associates practices provide services to Participants in Optiplan and AECMC managed care and discount programs, as well as services to the general public. Optometric care, through association with independent doctors of optometry, and the dispensing of glasses and contact lenses was carried out historically by the Company; currently, ophthalmic diagnostic and therapeutic care is being provided by the Company's ophthalmologists on a regular basis in eleven of the fourteen locations, with plans to extend such services to all locations.

In addition to the professional services, Apollo Eye Associates provide their patients and for the Optiplan or AECMC Participants, a complete selection of eyeglasses and contact lenses. The Company provides a selection among approximately 650 frames in most practice locations for prices ranging from $60 for economical eyewear to $300 for the more costly designer frames and lenses. The Apollo Eye Associates practices also carry a complete line of contact lenses, including color-tinted lenses and disposable contact lenses. The frames, lenses, and contact lenses are complemented by a complete line of accessories, which include sunglasses, carrying cases, lens cleaners, solutions for contact lens wearers and other miscellaneous eye care items.

The Company records practice revenues when services are rendered. The Company includes in practice revenue, professional services to patients, including surgery and the sales of eyewear, including upgrades to glasses.

Optical Laboratories.    The Company is the primary provider of
finished optical products to Apollo Eye Associates practices. The Company produces finished eyeglasses from lens blanks and frames which are purchased from independent third-party suppliers. Generally, lens blanks are held in inventory for day-to-day use, while most non-contract frames are ordered and shipped for delivery to the laboratory. The Company maintains frame inventories in each of its practice locations for patient selection and in addition maintains frame inventories in its optical laboratories for managed care contract frames. The laboratories use state-of-the-art high speed, computer assisted lens grinding, polishing, cutting and edging equipment capable of producing high quality, distortion-free lenses.

The Company relocated both of its major manufacturing facilities during 1996. The Hollywood, Florida laboratory and the Texas laboratory were consolidated into a new single location in Broward County, Florida. The consolidation is expected to result in decreased production costs and, with regards to the Texas facility, reduced freight, travel and communications costs. The savings projected from this consolidation are expected to be greater than the favorable labor costs and occupancy costs historically enjoyed in the Lockhart Correctional Facility. The consolidation also is expected to result in a more efficient manufacturing facility with improved inventory and work-in process management and improvements to turnaround and delivery time.

Optometric Services Agreement.    Optometric services in the
Apollo practices are provided by full- time and part-time optometrists who are usually employed by Koepnick, O.D., P.A. ("Koepnick"). Apollo Eye Associates, Inc. and Koepnick are parties to an Optometric Services Agreement whereby Koepnick provides optometric care to patients in the Apollo practices. Koepnick directly employs or contracts with independent optometrists. Apollo provides certain management services as well as facilities, equipment, and support for Koepnick, subject to the management services agreement. The optometrists report directly to Lance Koepnick, O.D., and are directly responsible for all optometric patient care including provision of eye exams, scheduling of return visits, staff and technician supervision and training, and preparation and maintenance of patient records. Koepnick operates under the name "Vision Associates," a trade name registered by Optiplan.

MARKETING AND PROMOTION; CUSTOMERS

The Company's customers may be thought of in several different categories depending on the service or product being provided.
With regard to the managed care plans, the customers are the Sponsors of the various managed vision care plans including major HMOs, insurance companies, and government bodies. Providers for the Company's managed vision and ophthalmology eye care plans may also be thought of as customers with regard to the Company's vision care network operations. With regard to the practices, individual private patients and managed care plan participants constitute the customer group.

Sponsors. Currently, the Company does not market prepaid or discount plans directly to the public, although it may do so in the future. Rather, the Company believes that the success of prepaid and discount vision care plans offered by Optiplan and the Company depends upon its ability to attract Sponsors with a substantial number of members or employees for enrollment in prepaid and discount programs. The Company's marketing efforts are therefore directed at Sponsors such as HMOs, PPOs, unions, school boards, government entities and large employers. To date, the Company's efforts have been directed primarily to Sponsors located in Florida (United HealthCare Plans of Florida, Foundation Health Corporation, PCA/Family
HealthPlans of Florida) and Puerto Rico (United HealthCare Plans of Puerto Rico and First Medical). The Company is seeking to expand its operations to other geographical locations. Marketing to potential Sponsors is conducted primarily through direct personal contact and solicitation by the Company's management.

Providers.   The Company currently has nearly 500,000
Participants through approximately 16 Sponsors. In order to interest a greater number of Sponsors, the Company believes that it must establish a larger network of Participating Providers, and has focused its efforts on developing such a network by continuing to seek highly qualified and geographically diverse Participating Providers. The Company believes that it must balance this effort with providing services through its owned Apollo facilities in a focused market area (southeast Florida) and has sought to add providers in areas where it does not have practices while reducing providers in areas where adequate practice locations exist. More recently, the Company has established a Florida network of Ophthalmologist Providers to provide care for the Participants in the Company's expanded medical and surgical eye care plans. The Company also provides services, including newsletters, seminars and consulting to physicians nationwide, through its Medricon subsidiary.

Patients.     Apollo Eye Associates, prior to the Merger, was
in a start-up phase having established five (5) ophthalmology practices in Broward and Palm Beach counties during late 1994 and early 1995. These practices provided ophthalmology services and the dispensing of eyewear but did not have any significant managed care component. As a result, a significant amount of marketing directly to the public was carried out during 1995. Marketing efforts were broad and consisted of newspaper, radio and television advertising as well as the direct mailing of practice opening and new physician announcements. Nearly $1,000,000 was spent during 1995 to promote the Apollo name and develop an initial patient base. The Company spent $330,000 in 1996 on marketing and advertising to promote itself to private and insurance plan patients. The Company also indirectly benefits from the marketing efforts of HMOs and the increasing awareness of the general public of managed care organizations.

COMPETITION

All aspects of the Company's business are highly competitive. The Company competes with other professional ophthalmic, optometric and optical practices, and optical chains for patients, products and services as well as other managed vision care companies. Some of these entities are national in scope. Many of the Company's competitors have significantly greater financial, marketing and administrative resources than the Company.

The Company's Apollo Eye Associates practices face competition from a large number of individual and group optometric and ophthalmic practices. In total, there are over 100 individual ophthalmic practices in Palm Beach, Broward and Dade counties which compete for the same patients as the Apollo Eye Associates practices. Professional optometry practices and chain optical stores including Lenscrafters, Pearle Vision, and VisionWorks are also well represented in South Florida.

Optiplan competes in Florida with at least three other pre-paid vision plans. The membership of one such plan is limited to Dade County public school employees and their families. Another company, Vision Service Plan (VSP), operates throughout Florida and has a large network of providers nationally. The third company is a new program which received its initial licensure from Florida in July 1993 and currently has no known operations in Florida. In Puerto Rico, the Company competes with at least one pre-paid managed vision care company that was formed in December 1996.

Optiplan's Participating Provider agreements are not exclusive as to any other pre-paid vision plan. However, there are a sufficient number of qualified opticians, optometrists and ophthalmologists in Florida and Puerto Rico to establish independent provider networks.

In addition, a number of other pre-paid vision plans operate in various parts of the United States, many of which possess memberships far in excess of that of Optiplan or AEGPR. To the extent the Company seeks to expand its operations outside Florida and Puerto Rico, the Company will be in direct competition with such other vision care plans. The Company competes primarily upon the basis of savings provided to Sponsors and Participants, quality of service, administration and management, as well as inventory and availability. The Company does not believe that its programs compete with providers of same-day vision services, but rather compete on the basis of lower prices and its ability to manage patient benefits.

With respect to the Company's discount programs, the Company's primary competitors are commercial insurance and other pre-paid coverage programs, numerous other retail eye care providers serving the Florida market and established discount plans which have many different forms of eye care products and have substantially greater resources, financial and otherwise, than the Company.

There are regional or national companies which have embarked upon certain segments of the optical and ophthalmic care market. This market continues to be highly fragmented and very few companies are approaching the full spectrum of eye care. Some companies have specifically entered into the ambulatory surgical center market while others own and operate ophthalmic practices as well as surgical centers. In addition, there are several companies which have particularly focused on the emerging market for excimer laser treatments for myopic patients.

GOVERNMENT REGULATION AND SUPERVISION

General.    The health care industry is highly regulated, and
there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that health care regulations will continue to change and, therefore, will regularly monitor developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. However, there can be no assurance that it will be able to successfully address changes in the regulatory environment.

Every state imposes licensing requirements on individual physicians and other vision care professionals, and many states impose licensing requirements on facilities and services operated by such persons. In addition, federal and state laws regulate HMOs and other managed care organizations with which the Company and its affiliated professionals may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated professionals may become subject to compliance with additional regulation.

In addition to extensive, existing government health care regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue during the foreseeable future. Aspects of certain of these reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, or expansion of insurance company regulation to managed vision care plans, if adopted, could adversely affect the Company. Concern about the potential effects of such reform measures has contributed to the volatility of stock prices of many companies in health care and related industries and may similarly affect the price of the Company's Common Stock. Other aspects of such initiatives, such as universal health insurance coverage and coverage of certain previously uncovered services, could have an impact on the Company's business.

The Company believes its current operations are in compliance with existing applicable laws. However, the ability of the Company's business to operate profitably will depend in part upon the Company and its affiliated professionals obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician business entities from practicing medicine. Similar laws often apply to other vision care professionals such as optometrists. These laws vary from state to state and are enforced by the courts and by state regulatory authorities with broad discretion. Although the Company believes its operations as described herein are in compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework.

Insurance Regulation. The laws of many states may characterize the provision of managed vision care services under Capitation Payment arrangements as conducting the business of insurance and thus subject to regulation by that state. Capitation Payment plans provide a certain monthly payment per eligible patient to providers such as the Company (or intermediary plans contracting between employers, insurance companies and such providers) for all or certain specified services and/or products required by such a patient group. While the Company believes its current operations as described herein are in compliance with applicable law, application of these laws in certain states could limit the Company's managed vision care operations and/or profitability and could require affiliation with other licensed insurance entities.

Medicare Physician Payment System. The Company believes that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-patient revenue for medical and optometric practices. The federal government has implemented, through the Medicare program, the RBRVS payment methodology for physician services. This methodology went into effect in 1992 and is continuing to be implemented in annual increments through December 31, 1997. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year, and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced reimbursement rates for certain of the procedures historically provided by the Company while increasing reimbursement rates for a limited number of procedures. There can be no assurance that any reduced operating margins could be offset by the Company through cost reductions, increased volume, introduction of additional procedures or otherwise.

Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established professional charges, and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of the vision care patients under Company management that results in a decrease in patients covered by private insurance could adversely affect the Company's revenues and income.

Medicare and Medicaid Fraud and Abuse. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government has a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs.

The applicability of these provisions to many business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation.
Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties. Although the Company believes that it is in compliance with federal and state anti-kickback and anti-referral laws, the operations of the Company could be subject to scrutiny under these laws.

Significant prohibitions against physician referrals have been enacted by Congress. This legislation, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective December 31, 1994, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery, and intraocular lenses provided at ASCs. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." To the extent that the Company is deemed to be subject to the prohibitions contained in Stark II for designated health services, the Company believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

Florida. The laws of Florida prohibit a commercial enterprise, such as the Company, from operating a prepaid optometric service plan without the prior licensure by the Florida Department of Insurance. Pursuant to Chapter 637 of Florida statutes ("Chapter 637"), any such plan must be offered only by a not-for-profit corporation that is licensed by the Florida Department of Insurance. Consequently, the prepaid optometric programs developed and managed by the Company in Florida are offered by Optiplan, which has been organized and licensed in accordance with Chapter 637. Commercial entities are permitted to offer discount plans for optometric services, so the Company's discount plans may be offered either by Optiplan or by the Company through Sponsors to potential Participants. All optometric services are provided to Participants in prepaid programs by Participating Providers, including the Company's Apollo Eye Associates practices, and in discount plans by the Apollo practices. The regulations of Chapter 637 require, among other things, that the business and affairs of Optiplan be examined by the Florida Department of Insurance at least once every three years. Chapter 637 also requires that the directors of Optiplan include at least two licensed optometrists and one
representative of the general public.   Further, pursuant to
Chapter 637, Optiplan is required to maintain a minimum working capital equal to all acquisition costs and operating expenses for a period of at least three months, and to submit an annual statement of financial condition. Violation of these provisions can result in suspension or revocation of, or a refusal to renew, Optiplan's certificate of authority to engage in optometric services, or in the imposition of fines against Optiplan.

In May 1993, the legislature of Florida adopted a series of new regulations pursuant to House Bill 1965, entitled the "Prepaid Limited Health Service Organization Act of Florida" (the "Insurance Act"), which became effective as of October 1, 1993. Pursuant to the Insurance Act, as of October 1, 1993, corporations such as Optiplan are no longer regulated by Chapter 637, but will be subject to the Insurance Act. Such regulations affecting Optiplan are substantially similar to those under Chapter 637: however, pursuant to the Florida Statutes Chapter 636 (a) Optiplan may be organized as either a "for-profit" or "not-for-profit" corporation and (b) Optiplan is required to maintain a fixed, defined working capital reserve of: (i) the greater of $100,000 or 6% of total liabilities, as of January 1, 1994; (ii) the greater of $125,000 or 8% of total liabilities, as of January 1, 1995; and (iii) the greater of $150,000 or 10% of total liabilities, as of January 1, 1996 and thereafter. The Company plans to restructure the managed care business into a "for Profit" corporation, for which it has established AECMC, handling HMO based plans and retain Optiplan as a "non-profit" entity to contract with governmental entities and employers.

Optiplan, the Company's programs, and the relationships between and among the Company, Optiplan, Sponsors, Participants, the Apollo practices and the Participating Providers have been designed to comply with existing laws. However, there is no assurance that future laws and regulations will not be adopted, or existing laws and regulations will not be modified or interpreted in a manner that would materially adversely affect the Company and its operations.

Under Florida law, retail establishments offering prescription optical services and products must have a licensed optician or optometrist present at all times, and an optometrist may not be employed by a commercial corporation.

The Company's success is dependent upon its ability to provide eye examinations, eye care prescriptions, eyeglasses and contact lenses through Participating Providers. The inability of the Company to maintain its relationships with existing Participating Providers and to enter into agreements with additional Participating Providers would materially adversely affect the Company's operations.

Puerto Rico. AEGPR currently operates within Puerto Rico as a provider of optometric and optical products and services for members of licensed medical plans and HMO's. As such, the Company is not presently subject to any specific licensing requirements in Puerto Rico.

PROFESSIONAL AND PRODUCT LIABILITY

The Company or Optiplan could be subject to claims for personal injury, including actual and punitive damages, resulting from the sale of prescription eyewear, related optical products and professional services furnished to its patients through the Apollo practices. The Company carries professional liability insurance for itself of $1,000,000 for each claim, or $3,000,000 in the aggregate, and additionally has obtained professional liability insurance for its ophthalmologists in the same amounts, but there is no assurance that such insurance will be sufficient to cover potential claims or that it can be maintained in force at a cost acceptable to the Company. The Company's contract with Koepnick requires Koepnick to maintain adequate malpractice coverage which is currently $1,000,000 for each claim and $3,000,000 in the aggregate, with Apollo named as an additional insured.

Although the Company does not believe that the Company or Optiplan would have any liability due to any malpractice on the part of a Participating Provider, the Participating Provider Agreement requires each Participating Provider to indemnify the Company and/or Optiplan against any such liability and to obtain professional malpractice insurance in the amount of at least $100,000 for a single occurrence and $300,000 in the aggregate, and when possible, to name Optiplan or the Company as additional insureds. There can be no assurance that such coverage will be adequate to pay any claims asserted, or that the Company, and/or Optiplan will not be liable for any inadequacy in such coverage.

EMPLOYEES

At June 20, 1997, the Company had 133 full-time and 10 part-time employees. The Company is not a party of any collective bargaining agreement and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company leases its office, retail and laboratory facilities from independent third parties. The Company's corporate offices consist of 9,529 square feet of space located at 2424 North Federal Highway, Suite 362, Boca Raton, Florida 33431. The Company pays a monthly rental of $17,087 under a lease agreement which expires in November 1997. All of the Apollo Eye Associates practices are independently leased from unrelated entities pursuant to agreements which expire at various times. The following is a list of all locations, the size of such location and the expiration date of each lease:

APOLLO EYE ASSOCIATES PRACTICE LOCATIONS


Location 	               	Expiration                     Size of
                          Date of Lease              Location- Sq. Ft.

Dade County, Florida
Kendall 		                December 31, 1999 		           	2,476
Miami Springs 	           December 31, 1997 		             	925
North Miami Beach 	       May 31, 2003 				               3,700

Broward County, Florida
Hollywood 		              June 30, 2004 				              3,500
Plantation 		             March 31, 1998 			              2,150
*Coral Springs 	          July 28, 1997 				              5,216
*Pompano Beach 	          December 31, 1997 			           3,000
Pembroke Pines	           January 31, 2004  			           2,664
Sunrise 		                August 30, 1999 			             4,000

Palm Beach County, Florida
*Boca Raton 		            September 30, 1997 			          3,100
*Boynton Beach 	          May 31, 1999 				               4,927
Delray Beach 		           September 30, 1997 			          1,600
*Lake Worth 		            October 31, 1997 	              3,865
West Palm Beach 	         September 15, 1998			           1,745

*Former locations of Apollo Eye Associates, L.P.


The lease price for space varies from approximately $11.00 per sq/ft. to $22.00 per sq./ft. Each of the leases has standard renewal terms which range from annual renewals to a series three-year renewal options. The Company believes that it is compliance with its leases and will always be able to lease space suitable for its operations.

The Company is also currently leasing approximately 370 square feet of office space in Santurce, Puerto Rico. The Company pays a monthly rental of $530 under a four-year lease agreement which expires in December 1997.

ITEM 3.  LEGAL PROCEEDINGS

Except as noted below, the Company is not party to any material litigation, nor, to the knowledge of the Company, is any material litigation threatened.

In April 1995, an action entitled Dynex Sport Optics, Inc. v. United Vision Group, Inc. ("Dynex") was filed against the
Company in the United States District Court for the District of New Jersey in connection with an alleged agreement between the Company and Dynex. According to Dynex, the Company promised to issue 1,250,000 shares of its Common Stock in exchange for 100% of the stock of Dynex and to provide $250,000 in working capital to Dynex. The Company denies that the alleged agreement is enforceable and believes that, in any event, Dynex deliberately concealed or misrepresented the business, assets, rights and prospects of Dynex. The Company is vigorously defending against the claim. The Company moved to dismiss the action due to lack of jurisdiction in New Jersey. In June 1996, the U. S. District Court for the District of New Jersey ruled in favor of the Company and dismissed the action. In July 1996, the Company filed an action for Declaratory Judgment with respect to the same claims in the United States Federal Court in Palm Beach County, Florida. In July 1996, Dynex filed an action identical to its New Jersey action in the United States District Court for the Southern District of New York. It is currently expected that this matter will go to trial in late 1997 or early 1998.

In August 1995, an action entitled Lowinger v. United Vision Group, Inc., J. K. Enterprises of Deerfield Beach, Inc., Jan Kaplan and Karen Kaplan was filed against the Company in the United States District Court for the Southern District of Florida. Mr. Lowinger, a former employee of the Company, alleged discrimination on the basis of age and handicap, breach of contract to pay a bonus, payment owing for employment benefits including vacation and automobile expenses and violation of ERISA. In March 1997, the case was tried in the United States District Court for the Southern District of Florida. The jury found in favor of Lowinger as to the age discrimination claim and that the Company acted willfully in the termination. Lowinger was awarded back pay and compensatory and punitive damages in the amount of $402,000.
The remaining claims were found in favor of the Company. The Company has filed motions to reduce the amount of the verdict and to enter a judgment in favor of the Company notwithstanding the verdict. A judgment has not been entered against the Company.
A hearing for post-trial motions is set for July 16, 1997. The Company believes it has grounds to appeal the jury verdict and plans to file such appeal, if not successful at the July 16, 1997 hearing.

In May 1997, two actions entitled Jan H. Kaplan v. United Vision Group, Inc., Apollo Eye Associates, Inc. and Apollo EyeCare Management Corp. and Karen Kaplan v. United Vision Group, Inc., Apollo Eye Associates, Inc. and Apollo EyeCare Management Corp. were filed against the Company in the County Court for Broward County, Florida. Mr. and Mrs. Kaplan, both former employees of the Company, allege breach of a December 1995 contract to pay consulting fees and seek to recover the amounts of $11,667 and $7,083 respectively for April 1997. The Company believes that it has substantial defenses and is defending these lawsuits vigorously.

In May 1997, an action entitled Apollo Eye Group, Inc., Master
Vision Plans, Inc., Optiplan, Inc., and J. K. Enterprises of
Deerfield Beach, Inc. v. Joseph P. Antal and Preferred Vision Care,
Inc. was filed by the Company in the Circuit Court of the Seventeenth Judicial Circuit of Broward County, Florida. The complaint alleges that Mr. Antal, a former employee of the Company, is in breach of a covenant not to compete contained in the employment agreement that existed between the Company and Antal during his term of employment. The lawsuit seeks injunctive relief to enjoin Antal from solicitation of managed care sponsors including those currently under agreement with Apollo Eye Group of Puerto
Rico, Inc. (formerly Master Vision Plans, Inc.). A hearing for injunctive relief was held in May 1997 and continued until July 21, 1997.

The Company is a defendant in certain other legal actions in the normal course of business, none of which is expected to result in a material adverse effect on the Company's net worth, total cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Apollo Eye Group, Inc.
was held on October 7, 1996. The following items were voted upon by the stockholders:

(1)	The following persons, who were the only nominees, were
elected directors to hold office until their successors are elected and received the following number of votes:

				                       For				      Withheld

James R. Cook		        20,865,111			     17,950
J. Richard Damron, Jr.	20,865,111			     17,950
Vincent C. Manopoli		  20,864,561			     18,500
Peter Molinaro, Jr.		  20,864,561			     18,500
John Prelaz			         20,865,111			     17,950

(2)	A proposal to amend the Certificate of Incorporation to
change the name of the Company to Apollo Eye Group, Inc. was approved by the stockholders. The following votes were cast as to such proposal: For - 20,856,489; Against - 15,522;
Abstentions and Broker Non-Votes - 11,050.

(3)	A proposal to amend the Certificate of Incorporation to
effect a one-for-five reverse stock split of the Common Stock was approved by the stockholders. The following votes were cast as to such proposal: For - 20,779,839; Against - 95,872;
Abstentions and Broker Non-Votes - 7,350.

(4)	A proposal to convert $4,000,000 of debt to James R. Cook to
1,355,932 shares of Common Stock at a conversion price of $2.95 per share was approved by the stockholders. The following votes were cast as to such proposal: For - 7,599,420; Against
-37,310; Abstentions and Broker Non-Votes - 1,755,901; James R.
Cook did not vote - 11,490,430.

(5)	A proposal to adopt the Apollo Eye Group, Inc. 1996 Stock
Option Plan as amended and restated was approved by the stockholders. The following votes were cast as to such proposal: For - 19,117,078; Against - 48,195; Abstentions and
Broker Non-Votes - 1,717,788.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

The Company's Common Stock currently is traded in the over-the-counter market. The following table sets forth the high and low bid and asked prices published by the National Association of Securities Dealers, Inc. for the Company's Common Stock. These quotations represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

                	       		  Bid        	 	      Ask
                 	  				High    	  Low 		   High 		  Low

First Quarter 1995		    2 13/16   	15/16   	3	3/4    1 1/4
Second Quarter 1995     2 3/16     5/8 		   6 3/32  	15/16
Third Quarter 1995 	    6 9/16 	   5/8     	7 3/16   1	3/32
Fourth Quarter 1995     6 9/16     15/16 		 5 15/16		1 7/8
First Quarter 1996 	    3 3/4 	    1 41/64 	4 11/16 	2 3/16
Second Quarter 1996     3 1/8 	    1 1/4 		 4 1/16 		1 23/32
Third Quarter 1996 	    2 3/16 	   15/16 		 3 1/8 		 1 1/4
Fourth Quarter 1996
(through 10/30)* 		     2 3/16     15/16 		 2 21/32 	1 23/32
Fourth Quarter 1996
(11/01-12/31)* 		       3 5/8 	    21/32 	 	4 5/8 		 1

*A 1-for-5 reverse split of the Company's Common Stock was effected on November 1, 1996. The above schedule has been restated for earlier periods.

On June 20, 1997, there were approximately 135 holders of record of the Common Stock and an estimated 875 beneficial owners.

The Company has not paid any dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that dividends will be paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the year ended December 31, 1996. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company used for this discussion are the consolidated financial statements of Apollo Eye Associates, L.P. for the period ended December 31, 1994, which differ from the consolidated financial statements of United Vision Group, Inc. which were previously reported. The discussion and analysis for the year ended December 31, 1995 includes the twelve months operations of Apollo Eye Associates, L.P. and its successor Apollo Eye Associates, Inc., along with the five months of operations for Apollo Eye Group, Inc., (formerly United Vision Group, Inc.) for the period of August 1, 1995 to December 31, 1995. Prior information may not be comparable to the Company's current operations due to the reverse acquisition accounting. This discussion should be read in conjunction with the financial statements and related notes included herein.

TWELVE MONTHS ENDED DECEMBER 31, 1996

GENERAL

On August 7, 1995, pursuant to a Merger Agreement dated August 4, 1995, the Company acquired Apollo Eye Associates, L.P., a Delaware limited partnership, and Apollo Eye Corporation, its general partner (together, the "Partnership"). The Partnership was merged into a wholly owned subsidiary of the Company, Apollo Acquisition Corporation, which was renamed Apollo Eye Associates, Inc. ("Apollo"). The Merger was accounted for as a "reverse acquisition" whereby Apollo was deemed to have acquired the Company for financial reporting purposes. Apollo Eye Group, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Under the terms of the acquisition, the former holders of the Partnership received preferred stock and common stock options which were collectively convertible into 75% of the total outstanding Common Stock of the Company on a fully diluted basis.

RESULTS OF OPERATIONS

In accordance with accounting for the transaction as a reverse acquisition, financial reports reflect results of operations of the Company for the year ended December 31, 1996, and the Partnership's operations during the year ended December 31, 1995, including the operations of the Company from the date of acquisition forward. The Partnership was formed on July 1, 1994. During 1994 and 1995, the Partnership was in a startup phase and was in the process of building and completing five ophthalmology practices with expenditures being related to initial marketing and facility opening; and accordingly, during the period the Partnership had limited revenue. The Partnership commenced providing medical services with the opening of its first ophthalmology practice in Boca Raton on October 17, 1994 with a second practice opening in Boynton Beach on December 8, 1994. During 1995, but prior to the Merger, the Partnership opened three additional practice locations (Coral Springs, Lake
Worth and Pompano Beach) and promoted the services of these practices.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,071,463 and equity had been reduced to $190,015 at December 31, 1996. There are no assurances that the Company will be able to increase premium revenue with additional managed care contracts or that practice revenue will increase to meet cash requirements. As a result, substantial doubt exists about the Company meeting its liquidity needs and continuing as a going concern. (See Liquidity and Capital Resources)

Gross revenues for the period ending December 31, 1996 increased to $9,926,280 versus $3,766,196 in the prior year ending December 31, 1995. This increase was due primarily to the limited operations of the Partnership in 1995 as compared with the full year of operations for the Company in 1996. Revenue from premiums (Capitation Payments) increased to $4,614,307 in 1996 from $1,348,035 in 1995 representing the inclusion of a full year of capitated revenue. Premium revenue also increased due to third party payor contracts renewed at higher capitated rates and new managed care contracts in Puerto Rico. Practice revenue increased to $5,006,113 from $2,117,890 for the period ending December 31, 1995. The increases in practice revenue were attributable to an increase in professional services coincident with the Merger, increased optical sales due to the Merger, a full year of operations and growth in the Apollo Eye Associates practices. In June 1996, the Company acquired certain net assets of two practice locations in Broward County, Florida from Focus Fashion Optical, Inc. These practices also contributed to the increase in practice revenue. Consulting revenue, composed primarily of service provided by the Company's Medricon subsidiary increased to $305,860 from $300,271.

Total revenue is expected to decline in 1997 compared with 1996. Premium revenue is expected to be reduced as the result of the termination of a contract for vision care in South
Florida received from one of the managed care sponsors effective February 1997 and the termination of two contracts for vision care in Puerto Rico effective July 1, 1997. The loss of the three contracts represents approximately $185,000 of monthly premium revenue. The loss of premium revenue will be partially offset by the renewal of a contract negotiated in December 1996 with a managed care sponsor for increased premium revenue effective October 1996 and an agreement to provide vision benefits on a discounted fee for service in South Florida effective June 1, 1997.
The Company believes that as a result of these changes, total premium revenue in 1997 will be below the 1996 premium revenue. The cancellation of the vision care contract is expected to negatively impact practice revenue due to a decrease in the number of patients that will be seen in the Apollo practices. The terminated contract represented approximately 40% of the patients seen by the Apollo practices. While it is not possible to quantify the loss of practice revenue that will result from the termination of the vision care contract, the Company believes that practice revenue in 1997 will be significantly below the 1996 practice revenue.

The Company is working to secure new contracts with managed care sponsors for both vision care and ophthalmology services. There are no assurances that the Company will be successful in obtaining new contracts, or that the contracts, if obtained, will replace the premium and practice revenue lost as a result of the contract terminations discussed above.

Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including frames, lenses and contact lenses, along with the fees paid for services to outside providers (Participating Providers not associated with the Company). Payments to internal providers (Participating Providers employed by the Company or Koepnick) are recognized as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold increased to $2,922,025 during the twelve months ended December 31, 1996 versus $1,757,049 during the twelve months ended December 31, 1995. This significant increase is due to the reporting of a full twelve months of COGS, the high optical component with its associated costs in lenses and frames inherent in the Apollo business, and the presence of HMO contracts with Sponsors creating the need for outside provider payments. COGS for the twelve months ended December 31, 1996 for premium and practice revenue was 30.1% of revenue versus 50.7% for the prior period.

Management has implemented procedures and installed systems in the practices in the eyewear product area to improve inventory management including automating inventory systems, consolidating purchasing, and quarterly inventory reviews to decrease obsolescence. The inventory results are reported from a physical inventory performed at year end December 31, 1996. Inventory increased from $401,894 on December 31, 1995 to $551,291 at December 31, 1996, representing the inventory of the acquisition of the two new locations in Broward County, a change in the mix of frames, an increase in contact lens inventories, and an increase in laboratory inventories to facilitate the closing and relocation of the Texas laboratory late in the fourth quarter of 1996. The Company is currently implementing inventory control processes to optimize turnover. The Company expects to improve inventory utilization as part of the consolidation of its laboratory operations into a single location in Broward County, Florida.

During the Merger it was
noted that the Apollo Eye Associates practice locations were in direct competition with certain newly-recruited Optiplan outside Participating Provider locations. Consistent with reducing the reliance on providers and increasing internal revenue, the Company focused on eliminating providers in close proximity to its practice locations. In January 1996 management reduced the number of outside Participating Providers by 17% based on proximity to the Apollo practice locations and a variety of other factors. These reductions resulted in reduced outside provider payouts and increased utilization of the Apollo practices resulting in increased service and optical sales and improved margins.

During the year ended December 31, 1996, SG&A expenses increased from $6,752,121 to $9,824,551. The increases in SG&A primarily result from reporting twelve months of the companies' operations in 1996 compared with limited operations in 1995, payroll cost increases, including professional medical staff, increased rental expenses due to the expanded number of facilities and accounting and legal costs, including legal settlements.

Depreciation and amortization expenses for the twelve months ended December 31, 1996 increased to $988,161 from $908,278 in the same period last year. The increased expense results from depreciation of equipment acquired in the Merger with AEG and a full year of depreciation on Apollo equipment placed in service in 1995. The increase also results from amortization of intangible assets and goodwill associated with the AEG acquisition. Property and Equipment increased to $5,428,444 at December 31, 1996 from $4,754,337 at December 31, 1995. The equipment purchased includes the assets of two practice locations acquired in June 1996, medical equipment, optical manufacturing equipment, computers and communications equipment.

RESTRUCTURING CHARGES

In December 1995 the Company began implementation of a restructuring plan designed to reduce its operating payroll on an ongoing basis (resulting in severance and termination payments), to reduce its laboratory operating expenses, to eliminate overlapping practices and to write-down non-performing assets. As part of its plan, the Company took a one-time restructuring charge associated with the termination of Jan and Karen Kaplan, the write off of the Rubin Employment Agreement, the relocation and consolidation of optical laboratories and the closure of three practice locations and the Company's former corporate offices. The total restructuring expense of $1,576,069 was charged to earnings in the fourth quarter of 1995. (See Item 12 - Certain Relationships and Related Transactions.)

OTHER SIGNIFICANT EXPENSES

The Company also incurred significant expenditures in 1995, aggregating $566,254, relating to the accrual of probable legal settlements, a write-down of investment securities, and write-offs associated with reductions to intangibles including software and organization costs. In 1996, the Company recognized $394,500 of expenses for legal settlements, write off of investment securities, and write down of goodwill.

In 1996 and 1995, the Company recorded $300,000 and $351,000 respectively in recognition of potential settlements of ongoing litigation and claims. The legal accrual was established by reviewing potential settlements of the cases. The Company intends to vigorously defend itself in each of the actions and such accrual does not constitute an admission of wrong-doing but represents management's estimate of the cost of settlement.

The Company recorded expense of $38,000 in 1995 on investment securities to reduce the value of the investment to the current
market value.   An additional charge of $12,000 was taken in
1996 to write off the remaining investment value.

The Company reduced the carrying value of goodwill related to its consulting business by $58,500 in 1996.

The 1995 write-down of intangibles includes a $15,000 decrease to the value of the Company's license with Physician Eyecare Network (PEN). The Company also expensed its license in Great Plains Dynamic Accounting software of $18,708 since it has chosen to convert to a single accounting system (MAS-90) effective December 31, 1995. The Company operated dual systems during the fourth quarter of 1995. The Company is also expensing its development costs of $87,151 related to its Eyecare Benefits Form (EBF) software which was used by Optiplan in the management of vision care benefits. The EBF system developed by the Company in late 1994 and early 1995 was replaced in the fourth quarter of 1995 by an enhanced system with automated functions such as form generation/fax transmission, etc.

Additionally in 1995 the Company expensed Apollo Eye
Associates, L.P.'s organizational costs of $10,000. The Company accrued $23,750 associated with bonuses for two employees earned in 1995 but due in 1996, and $25,000 associated with a retention bonus due to a key employee.

NET LOSS

The Company's losses decreased from $7,578,290 ($4.35 per share) for the year ended December 1995, to $4,464,986 ($1.05 per share) for the year ended December 31, 1996. The loss of $4.35 per share was derived based on the Company's loss of $5,181,133 incurred during the five month period ended December 31, 1995.

BALANCE SHEET DATED DECEMBER 31, 1996

The Company's cash increased to $75,462 at December 31, 1996 from an overdraft of $3,528 at December 31, 1995. At December 31, 1995, Marketable Securities of $12,000 represented AEG's investment in Classic Video Theaters, Inc. which the Company has written off in 1996.

The Company's Accounts Receivable (net of allowance for contractual allowances and doubtful accounts) increased to $541,709 at December 31, 1996 from $253,440 at December 31,
1995. This increase is due to the increased revenue of the Company. At December 31, 1996, Accounts Receivable include approximately $181,000 of practice receivables and $305,000 of
premium revenue due from managed care contracts.   The allowance
for contractual allowances and doubtful accounts increased from $2,554 to $158,515 at December 31, 1996 as a result of increased non-capitated practice revenue for professional fees and optical sales. Inventory (net of reserves) increased by $149,397 from $401,894 at December 31, 1995 to $551,291 at December 31, 1996.
The increase results from a change in frame mix, increased contact lens inventories and increases in laboratory inventories to facilitate consolidation of the laboratories into a single location. The total current assets of the Company increased from $825,087 to $1,294,965 for the years ended December 31, 1995 and 1996 respectively.

The Company's Property Plant and Equipment (PP&E) decreased from $3,682,472 at December 31, 1995 to $3,589,853 at December
31, 1996. The PP&E additions include medical equipment, optical manufacturing equipment, computers and communications equipment. The PP&E decrease results from depreciation. The total assets of the Company expanded from $5,357,836 at December 31, 1995 to $5,529,690 at December 31, 1996 due to the increase in current assets.

The Company's Current Portions of Long Term Debt and Capital Leases decreased to $218,152 at December 31, 1996 from $223,766 at December 31, 1995. The decrease results from the payoff of one of the notes payable in 1997. Similarly, the Long Term Debt net of Current and Capital Leases net of Current decreased from $456,363 to $218,247, representing the repayment of the Company's obligations. Accounts Payable and Accrued Liabilities decreased to $3,037,158 from $3,170,217 and includes trade payables, accrued payroll, legal, accounting and property taxes.

The Company's current receivable Due from Employees of $5,568 at December 31, 1995 was repaid in 1996. Amounts Due from Officers and Employees decreased $38,028 from December 31, 1995, due to the repayment of such amounts through offsets to future bonuses in the Jan Kaplan Termination, Settlement and Mutual Release Agreement and $41,570 from expense recognition. (See Item 12 - Certain Relationships and Related Transactions.)

The Company's equity decreased in the period to $190,015 at December 31, 1996 from $630,001 at December 31, 1995. This decrease is directly related to operating losses in 1996 offset by capital raised in 1996 through the sale of Common Stock to James R. Cook. (See Item 12 - Certain Relationships and Related Transactions.)

CASH FLOW STATEMENT FOR PERIOD ENDING DECEMBER 31, 1996

Net Cash Flows used in Operating Activities decreased to
$3,942,143 for the period ending December 31, 1996 from $3,992,217 for the year ending December 31, 1995. The changes in cash used include significantly lower operating losses and accounts receivable and inventory expansion based on increased revenues and decreased payables.

The Company purchased $639,461 of Property Plant and Equipment in 1996. The net proceeds used in investing activities totaled
$690,137.

The Net Cash provided by Financing Activities totaled
$4,707,742 for the period ending December 31, 1996. The cash was provided by James R. Cook through a $4,000,000 sale of Common
Stock and $955,000 of stockholder loans.

LIQUIDITY AND CAPITAL RESOURCES

Apollo Eye Associates, L.P. was a start-up company established in July 1994. The Partnership had revenue of only $153,840 with a net loss of $959,611 for the year ended December 31, 1994. During 1994, the Partnership consumed $861,376 of cash for operating activities and used $2,005,708 in investing activities. Through June 30, 1995, the Partnership had a net loss for 1995 of $2,115,685 on revenues of $433,378. During this six month period prior to the Merger, $1,896,034 of cash was used in operating activities, and another $450,102 used in investing activities. The Apollo Partnership during its start-up period was a significant consumer of cash.

For the entire year 1995, the Company had net revenues of $3,766,196 with a loss of $7,578,290. Net cash of $3,992,217 was consumed by operating activities with $1,038,565 used by investing activities. After a total of $5,025,745 cash provided by financing activities, the net decrease in cash for the year was $3,528. Cash on hand of $1,538,080 as of June 30, 1995, was diminished to cash overdraft by year end.

As of December 31, 1995, James R. Cook, M.D., the major shareholder of the Company, provided short term loans in the amount of $800,000 in an effort to improve liquidity. These shareholder loans carried an interest rate of prime plus one and one-half percent; a total of $13,437 of interest on these shareholder loans was accrued during 1995.

In order to restore the equity base eroded in the Company's start-up phase and by the large restructuring charge taken during 1995 and the continuing operational losses, the Board of Directors believed that equity was needed by the Company. Dr. Cook, the principal shareholder of the Company, agreed and the Board of Directors have approved, subject to the appropriate amendments to the Company's Certificate of Incorporation and either the receipt of a fairness opinion from a qualified, independent third party or approval by vote of the Company's disinterested shareholders, that Dr. Cook would make a $4,000,000 equity investment in the Company with the conversion of loans to equity. Subject to the approvals outlined above, Dr. Cook agreed to convert $4,000,000 of shareholder loans to purchase 1,355,932 shares of the Company's Common Stock at $2.95 per share. These shares are newly issued and unregistered securities subject to the usual holding periods for such securities. This purchase price was established by calculating the average trading price of the shares of the Company's stock in over-the-counter trading for the twenty (20) business days prior to March 27, 1996, the date Dr. Cook and the Company agreed to convert his loans to equity. The average trading price of $3.6925 per share was discounted by 20%, owing to the fact that the investment is sizable and that the shares are to be unregistered and, as such, illiquid. Through September 30, 1996, total shareholder loans of $4,955,000 were provided by Dr. Cook. On October 7, 1996, the shareholders of the Company (excluding shares held by Dr. Cook) approved a transaction whereby $4,000,000 of loans from Dr. Cook were exchanged for 1,355,932 shares of Common Stock. Dr. Cook made additional loans to the Company in the fourth quarter 1996 of $800,000 for total shareholder loans At December 31, 1996 of $1,755,000 after the conversion of $4,000,000 of shareholder loans to equity. (See Item 12, Certain Relationships and Related Transactions.)

As a result of the recent loss of managed care contracts and continued operating losses, the Company does not have sufficient cash resources to fund the business in 1997. Management has taken steps to reduce expenses. Optical laboratory facilities have been consolidated, personnel headcount has been reduced by thirty percent since October 1, 1996, compensation of ophthalmologists, optometrists, and opticians has been changed to a performance based system, administrative and senior management compensation has been reduced, operating hours of the Apollo Eye Associates practices have been reduced, and advertising has been reduced. If the Company is not successful in obtaining new managed care contracts with HMOs, further expense reductions will be necessary.

In addition to cash flow generated from operations, management believes that approximately $3,500,000 of additional capital will be needed in 1997 to meet the cash flow shortfall. In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not exceeding $1,000,000 collateralized by inventory and accounts receivables. In the first quarter of 1997, the Company borrowed $550,000 of this revolver, the maximum loan available based on the present level of inventory and accounts receivable. In April 1997, the Company entered into a loan agreement with Chardonnay Enterprises, Inc., a corporation controlled by James
R. Cook, M.D., providing for loans not exceeding $500,000 collateralized by property and equipment of the Company. As of May 28, 1997, the Company had borrowed the $500,000 available under loans secured by property and equipment.

On May 28, 1997, the Board of Directors authorized the Company to enter into an agreement with Chardonnay Enterprises, Inc. to borrow up to $3,000,000, collateralized by property and equipment of the Company. This loan carries interest at the prime rate and has a five-year term with interest only due until July 1, 1998. After July 1, 1998, the loan agreement requires 59 monthly installments including interest at prime based on a seven year amortization schedule with the balance of the loan payable in the 60th installment. The Board further authorized that the Company repay $1,755,000 of unsecured demand notes due to James R. Cook, M.D. from proceeds of the note from Chardonnay Enterprises.

As a result of these loan arrangements with James R. Cook, M.D. or corporations he controls, the Company has obtained funding in 1997 for $1,795,000 of the estimated $3,500,000 cash requirements. Management will continue to seek to obtain other debt and/or equity financing for the balance needed to fund operations for the current year. If additional funding is not available, management believes a significant downsizing of the Company will be necessary to reduce expenses to the level of cash generated from operations. This downsizing could include additional personnel and compensation reductions, closing or further reduction of operating hours at some or all of the apollo Eye Associates practices, relocation or consolidation of office facilities and additional reductions of operating expenses.

Based on the Company's net loss for 1996 and anticipated 1997 results, the Company does not anticipate it will be able to generate sufficient cash to fund operations. The Company's independent accountants have issued a report covering the December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See "Report of Independent Accountants" and
Note 1 to the Company's consolidated financial statements.

In addition to the cash required for operations, as much as $2,000,000 of investment may be required for leasehold improvements and capital equipment purchases to remodel and expand AEG's former Family EyeCare Center practices. Development of new practice locations or the acquisition of additional practice locations will require cash.

The Company is exploring a private placement to raise $10 to $20 million. If successful, proceeds of the offering would be used first to fund the operating cash needs of the business and current working capital requirements. The balance of any funds raised would be used to finance the Company's growth plans. There are no assurances that the Company will be successful in raising this capital.

Management also is exploring business combination opportunities with companies in similar lines of business in South Florida. There can be no assurance that the Company will receive any proposal in this connection or that the terms of any proposal received would be such that the Company's Board of Directors would accept the proposal and recommend it to the Company's stockholders (should stockholder action be required). Additionally, the Company may at any time decide to discontinue these explorations.

In February 1997, Statements of Financial Accounting Standard
("SFAS") No. 128 "Earnings Per Share" was issued. SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior period EPS presented. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" for financial statements of the Company for the fiscal years ended December 31, 1996 and 1995.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company as of June 23, 1997 are set forth below:

Name					             Age			   Position

James R. Cook, M.D.			 54			   Chairman

J. Richard Damron, Jr. 47			   Treasurer, Director

Peter Molinaro, Jr.			 44			   Vice President,
                               Director and Secretary

John C. Prelaz				     37			   Director

Directors are elected to serve until the next annual meeting of stockholders or until the successors have been elected and qualified. Directors do not receive remuneration for their services but may be reimbursed for related expenses such as the cost of travel to Board meetings. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors are serving a term beginning October 7, 1996, and will serve as to such time as new directors are elected and qualified.

Information on the Company's directors and executive officers is as follows:

James R. Cook, M.D. Dr. Cook, age 54, received his B.S. in Chemistry, M.S. in Pharmacology, and M.D. degree all from the University of Illinois. His post graduate hospital clinical experience includes a residency in ophthalmology from Washington University, St. Louis, and the National Eye Institute (NEI), Bethesda, Maryland. Dr. Cook entered the practice of ophthalmology in Huntington, West Virginia in 1971, and is certified by the American Board of Ophthalmology.

Dr. Cook served as the medical director and then president of CILCO, Inc., a manufacturer of intraocular lenses, viscoelastics and ophthalmic instrumentation ("CILCO"), from 1978 - 1986.
CILCO was acquired by Rorer Group, Inc. in 1981.

In 1986, Dr. Cook, along with Mr. Molinaro and others, purchased IntraOptics, Inc., a manufacturer of intraocular lenses ("IntraOptics"), from an Australian publicly-held company. IntraOptics grew to over $20 million in revenue by 1991 and was sold to Chiron Corporation in early 1992. Also during the 1986 - 1989 time frame, Dr. Cook served as the president of Tullis-Cook and Co., Inc., the manager of a $44 million investment pool for health care acquisitions and investments known as Tullis-Cook Capital Focus, L.P.

Dr. Cook has served on the boards of publicly-held companies in the past including LifeCore, Inc., a biotechnology company based in Minneapolis; Amerihealth, Inc., an Atlanta-based hospital management company subsequently merged with Champion Healthcare; and Salvatori Ophthalmics, a Sarasota, Florida maker and distributor of contact lenses. He has been a director of the Company since August 1995.

J. Richard Damron, Jr.   Mr. Damron, age 47, received his
B.B.A. in Accounting from Marshall University in 1971 and became a certified public accountant in 1974. Mr. Damron practiced public accounting in West Virginia from 1971 to 1980 during which time he consulted with clients on financial planning and control engagements and managed audits for businesses with $1 million to $50 million of revenue.

In 1980, Mr. Damron joined CILCO as Controller and Treasurer and was promoted to Chief Financial Officer in 1981 when the company was acquired by Rorer Group, Inc. In 1985 CILCO was acquired by CooperVision, Inc., and Mr. Damron became Executive Vice President of Operations responsible for manufacturing, research and development, regulatory affairs and quality assurance. Along with these operating responsibilities, he had the added responsibility of facility consolidation, process integration and rationalization plans for operations.

In 1987, Mr. Damron joined Dr. Cook to become a partner in Tullis-Cook Capital Focus, L.P. In this role he participated in raising $44 million of capital for investments in health care companies. He was active in identifying investment opportunities, negotiating transactions and financing managing due diligence. Mr. Damron held Board seats on portfolio investments including Benson Optical Company, Salvatori Ophthalmics and IntraOptics, Inc. Mr. Damron left Tullis-Cook in 1990 to join IntraOptics as Chief Financial Officer.

IntraOptics was acquired in January 1992 by Chiron Corporation. Mr. Damron served as Senior Vice President and Chief Financial
Officer of Chiron Vision from January 1992 to June 1995.    In
July 1995 he became Senior Vice President of Mergers and Acquisitions for Chiron Vision, a position which he held until joining the Company in April 1996. Mr. Damron has been a director of the Company since August 1995.

Peter Molinaro, Jr.   Mr. Molinaro, age 44, graduated from
Marshall University in 1974 with a B.S. Degree in Zoology, and went on to receive a M.S. Degree in Biological Science (1975) and an M.B.A. in Management in 1980, from the same institution.

In December 1977, Mr. Molinaro joined CILCO as Clinical
Research Coordinator responsible for establishing the company's regulatory affairs and clinical research functions and ultimately became CILCO's Vice President of Regulatory Affairs and Quality Assurance.

In 1986, Mr. Molinaro joined Dr. Cook in the acquisition of IntraOptics. As a Senior Vice President of Sales and Marketing, he developed the company's sales and marketing organizations including the recruitment and training of its domestic sales force.

In the first full year after the merger of IntraOptics and Chiron Ophthalmics, Mr. Molinaro served as Chiron IntraOptics' Senior Vice President of Sales and Marketing, responsible for a $20 million expense budget, domestic and world wide marketing and the domestic sales organizations. In October 1993, Mr. Molinaro left Chiron to work as a consultant and to pursue the development of Apollo Eye Associates with Dr. Cook. He has been an executive officer and director of the Company since August 1995.

John C. Prelaz.   Mr. Prelaz, age 37, has been a director of
the Company since May 1996. Mr. Prelaz graduated with honors from Marshall University with a B.A. in Marketing in 1982. From 1982 until 1988, Mr. Prelaz was a sales representative for CILCO. In 1988, he became a sales manager with IntraOptics and continued in sales with Chiron Vision after the acquisition of IntraOptics by Chiron. Mr. Prelaz has over ten years of experience in ophthalmology practice marketing. He is co-founder of Results Marketing, a company dedicated to marketing ophthalmic practices. Mr. Prelaz was a limited partner of Apollo Eye Associates, L.P., and served as a director. He is currently employed as a Regional Director for Chiron Vision concentrating on ophthalmic surgical innovations, practice marketing and managed care.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1996.

ITEM 10. EXECUTIVE COMPENSATION

Summary Information. The following table sets forth amounts of cash and certain other compensation paid to Dr. Cook, the Company's chief executive officer, and Mr. Molinaro, the Company's only executive officer receiving cash compensation in excess of $100,000 during 1996, for services in all capacities to the Company and its subsidiaries. Dr. Cook and Mr. Molinaro are sometimes referred to as the "named executive officers."

SUMMARY COMPENSATION TABLE

                                           Long Term Compensation

 	                  Annual Compensation 			     Awards
                                  Other   Restricted
                                  Annual    Stock     Securities     All
Name &                            Compen-  Awards     Underlying    Other
Principal           Salary  Bonus sation              Options/      Compen-
Position      Year   ($)    ($)   ($) (1)    ($)      SARs  (#)     sation ($)

James R. Cook, M.D.
(2) (3)
Chairman 	    1996  $31,250  ---   ---       ---       ---            ---
              1995  $75,000  ---   --- 	     --- 		   83,481         	---

Peter Molinaro, Jr.
(2)
Vice President 1996 $101,042	---		 --	       ---     	22,400		        ---
               1995 $120,480 ---  	---   	   ---	     186,606         ---

(1)	Perquisites did not exceed the lesser of $50,000 or 10% of
salary and bonus.

(2)	Dr. Cook and Mr. Molinaro first became executive officers of the Company during 1995.

(3)	Salary amounts were accrued but not paid.

STOCK OPTIONS

The following tables set forth information regarding options granted to the named executive officers during 1996 and held by them at fiscal year end:

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        	Number of    	% of Total
                        	Securities		  Options/SARS
                        	Underlying		  Granted to		 Exercise
                        	Options/SARs		Employees in		or Base
                        	Granted		     Fiscal			    Price		   Expiration
                         	(#)			       Year		       ($/Share)   Date

James R. Cook, M.D.
Chairman
	                          0 			       0.0% 			      ------ 		  ------

Peter Molinaro, Jr.
Vice President 	         22,400  		    6.5%  			     $1.5625    October 6,
                                                                  2006

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY END
               OPTION/SAR VALUES
                                          Number of
                                          Securities
                                          Underlying     Value of
                                          Options/SARS   In-the-Money
                Shares                    at FY End      Options/SARS at
                Acquired      Value       (#)            FY End ($)
                on Exercise   Realized    Exercisable/   Exercisable/
Name            (#)           ($)         Unexercisable  Unexercisable

James R. Cook, M.D.
Chairman        	--- 	         --- 	      27,828/ 	      $1,030/
                                          55,654         $2,059

Peter Molinaro, Jr.
Vice President  	---  	        ---  	     64,931/     	  $11,038/
                                          144,075        $20,685


EMPLOYMENT CONTRACTS

In connection with the Merger, James R. Cook, M.D., Peter Molinaro, Jr. and Vincent C. Manopoli entered into Employment Agreements with the Company to provide services as Chairman, Executive Vice President and Executive Vice President, respectively, for annual salaries of $75,000, $125,000, and $85,000, respectively. These Employment Agreements were terminable by either party upon 90 days written notice, with or without cause. Mr. Manopoli left the Company to pursue other business interests in March 1997. Dr. Cook and Mr. Molinaro have agreed with the Company to the cancellation of their Agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of March 26, 1997, certain information with regard to the beneficial ownership of the Company's Common Stock, the Company's only currently outstanding equity or voting security, by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers as a group.

                                           	Common Stock
Name (1) 	                           Shares (2) 	         Percent of
                                                          Class(2)

James R. Cook, M.D. (3)	             3,708,398 	           62.7%
J. Richard Damron, Jr. 	               126,480 	            2.1%
Peter Molinaro, Jr. 		                 417,925 	            7.0%
John C. Prelaz 		                      435,903 	            7.4%
All current directors and
executive officers as a group
(4 persons)                          4,688,706 	           78.0%
Jan H. Kaplan (4) 		                   341,205 	            5.8%
Karen Kaplan (4) (5)		                  58,000 	            1.0%
Robert M. Rubin 		                     325,772 	            5.5%

_________________

(1)	The address of (i) Dr. Cook, and Messrs. Damron, Molinaro
and Prelaz is 2424 North Federal Highway, Suite 362, Boca Raton, Florida 33431, (ii) Mr. and Mrs. Kaplan is 12049 N. W. 9 Court, Coral Springs, Florida 33071, and (iii) Mr. Rubin is 660 Kings Gate Circle, Delray Beach, Florida 33484.

(2)	Includes shares of Common Stock which may be acquired upon
the exercise of presently exercisable stock options and options exercisable within sixty (60) days after March 26, 1997 in the following amounts: Dr. Cook 27,828 shares; Mr. Damron, 10,461 shares; Mr. Molinaro, 64,931 shares; Mr. Prelaz, 19,516 shares; all directors and executive officers as a group, 120,006 shares; Mr. Kaplan, 21,000 shares; Mrs. Kaplan, 10,000 shares; and Mr. Rubin, 31,000 shares.

(3)	Includes shares of Common Stock held in a corporation
controlled by Dr. Cook.

(4)	Mr. and Mrs. Kaplan, who are husband and wife, each may be
deemed to share voting power over the shares owned by the other.

(5)	Includes 700 shares of Common Stock held by Mrs. Kaplan for
her children.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective August 7, 1995, Jan H. Kaplan, then the Company's President, and Karen Kaplan, an Executive Vice President, entered into employment agreements (the "Employment Agreements") with the Company which replaced their prior agreements with the Company. Each Employment Agreement had an initial four-year term. Pursuant to the Employment Agreements, Mr. Kaplan was to receive an annual base salary of $140,000, and Mrs. Kaplan was to receive an annual base salary of $85,000. In addition, each also would be paid a cash bonus of $25,000 per quarter for eight consecutive quarters, beginning with the quarter ended September 30, 1995. The Employment Agreements provided additional miscellaneous compensation in the form of certain perquisites, including the use of automobiles and certain insurance benefits.

On December 19, 1995 the Company announced that it was in the process of terminating the employment of Mr. and Mrs. Kaplan.
On March 23, 1996, the Kaplans entered into Termination,
Settlement and Mutual Release Agreements and Consulting
Agreements effective January 1, 1996, under the following terms:

1)	Under the Termination, Settlement and Mutual Release
Agreements, Jan Kaplan received a payment of $118,429, based upon his remaining bonus amount of $150,000 less amounts and advances due to the Company of $31,571, and Karen Kaplan
received a payment of $50,166, based upon her remaining bonus amount of $150,000 less the $85,000 in Notes Payable due to the Company and $14,833 of accrued interest payable.
2)	The Consulting Agreements provide for monthly payments to Jan
Kaplan of $11,667, and to Karen Kaplan of $7,083 through August 3,
1999.
3)	The Consulting Agreements provide for continuing payments of auto leases and related expenses for both Mr. and
Mrs. Kaplan through mid year 1998.
4)	Under the Consulting Agreements, Mr. and Mrs. Kaplan are
limited from competing with the Company, soliciting the business of the Company, or soliciting the Company's employees through August 3, 1999.

The Company does not expect to make significant use of the Kaplans under the Consulting Agreements and wrote off the projected expenses associated with these various agreements during 1995.

In a Shareholders Voting Agreement entered into in connection with the Merger, Dr. Cook agreed, under certain circumstances, to vote to elect Mr. Kaplan, Mrs. Kaplan (or her designee), and a third person designated by Mr. Kaplan as directors of the Company. In the Termination, Settlement and Mutual Release Agreements, Mr. and Mrs. Kaplan released their rights under the Stockholders Voting Agreement. Robert M. Rubin, a former director of the Company, has an employment agreement for a term of three years expiring in August 1998 at an annual salary of $50,000, which is terminable by the Company only for cause (as defined). The Company has not called upon Mr. Rubin for services and does not expect to do so; therefore, the remaining expense associated with his Employment Agreement was taken as a restructuring charge in 1995.

On August 4, 1995, the Company exchanged all outstanding shares of its Series A Preferred Stock for Common Stock at rate of six shares of Common Stock for each share of Series A Preferred
Stock, thereby issuing 82,048 shares to Mark Glick, the brother of Mrs. Kaplan; 280,205 shares to Mr. Kaplan, and 249,772 shares to Mr. Rubin. The Series A Preferred Stock had a cumulative dividend rate of 12% per annum, was not callable and was convertible at the holder's option into Common Stock at the following rates: until December 31, 1994, one to one; through December 31, 1995, 1.22 to one; through December 31, 1996, two to one; and until December 31, 1997, four to one. If the Company had not exchanged the Series A Preferred Stock for Common Stock, it would have been obligated to pay cumulative dividends of $137,705 through December 31, 1997, at which point the Series A Preferred Stock would have been convertible into Common Stock at the rate of four to one. Thus, by issuing an additional 204,008 shares of Common Stock beyond the four to one conversion, the Company saved approximately $186,000 (consisting of $61,200 in accrued and unpaid dividends and approximately
$124,890 of future dividends, representing a present value of $137,705 of cumulative dividends through December 31, 1997 using a discount rate of 8% per annum). This represented approximately $0.9125 per common share, which was a discount of $0.17735 per share from the average closing spread between the bid and asked price for the Common Stock of $1.0895 per share for the 20 trading days prior to the exchange. The exchange rate of six to one was approved by the Board of Directors of the Company prior to the Merger.

During 1995 and 1996, Dr. Cook provided loans to the Company in an effort to improve liquidity. These stockholder loans carried interest at the rate of prime plus 1-1/2% through March 31, 1996, and prime thereafter. Total stockholder loans provided by Dr. Cook were $800,000 in 1995; accrued interest for that year was $13,437. Additional loans totaling $4,955,000 were made in 1996. Total interest for 1996 on all outstanding amounts was $242,214. At the Annual Meeting in October 1996, the Company's stockholders approved the conversion of $4,000,000 of the outstanding indebtedness to Dr. Cook to 1,355,932 shares of Common Stock at a conversion price of $2.95 per share. The purchase price was established by calculating the average trading price of the Common Stock for the 20 days prior to March 27, 1996 (the date Dr. Cook and the Company agreed to convert the debt to equity) and applying a discount of 20% due to the facts that the investment was sizeable and the shares would be unregistered and, therefore, illiquid. Subsequent to the Annual Meeting and conversion, Dr. Cook made additional loans to the Company. As of December 31, 1996, the Company's outstanding indebtedness to him was $1,755,000 plus accrued interest of $242,214.

In January 1997, the Company's Board of Directors approved an agreement to enter into a revolving loan agreement with Dr. Cook providing for loans, bearing interest at prime, not exceeding $1,000,000 secured by the Company's accounts receivable and inventory. At March 31, 1997, the Company had borrowed $550,000 under this arrangement, the maximum available based on eligible accounts receivable and inventory. In April 1997, the Company entered into a loan agreement with Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., providing for loans not exceeding $500,000, bearing interest at prime, secured by property and equipment of the Company. In May 1997, the Company entered into an agreement with Chardonnay Enterprises to borrow up to $3,000,000 including the $500,000 previously authorized by the Company, all bearing interest at the prime rate. At June 20, the Company had agreements to borrow an aggregate of $4,000,000 from Dr. Cook or corporations he controls. At June 20, the Company has a balance due to Dr. Cook or companies he controls of $3,025,000 plus accrued interest of $343,613.

The Company purchased marketing services and materials from Results Marketing and Visual Communications, Inc., in the amounts of $45,600 and $210,505 in 1996 and 1995. This firm is owned in part by John C. Prelaz, a director of the Company. The Company believes that the services and materials were purchased at fair market value and were necessary for the conduct of the business of the Company.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit		Description of Exhibit

3(a)	  --	  Certificate of Incorporation
3(b)	  --	  By-Laws
10(a)	 --	  Management Agreement between J. K. Enterprises of
            Deerfield Beach, Inc. and Optiplan, Inc.
10(b)	 --	  1995 Stock Option Plan A (1)
10(c)	 --	  Termination, Settlement and Mutual Release, and
            Consulting Agreement with Jan H. Kaplan (1)
10(d)	 --	  Termination, Settlement and Mutual Release, and
            Consulting Agreement with Karen Kaplan (1)
10(e)	 --	  Employment Agreement between the Company and James R.
            Cook,	M.D. (2)
10(f)	 --	  Employment Agreement between the Company and Peter
            Molinaro, Jr. (2)
10(g)	 --	  Employment Agreement between the Company and Robert
            Rubin (2)
10(h)	 --	  Form of Participating Provider Agreement (3)
10(i)	 --	  1996 Stock Option Plan (4)
10(j)  --   Professional Provider Agreement between Master Vision Plan,
            Inc. and First Medical Plan, Inc.
10(k)  --   Professional Provider Agreement between Master Vision Plan,
            Inc. and United HealthCare of Puerto Rico, Inc.
10(l)  --   Professional Provider Agreement between Apollo EyeCare
            Management Corp. and Foundation Health Corporation
11	    --	  Computation of Earnings
21	    --	  Subsidiaries of the Registrant
________________________________

1.	Filed as an exhibit to the Company's Annual Report on Form
10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

2.	Filed as an exhibit to the Company's Current Report on Form
8-K dated August 7, 1995 and incorporated herein by reference.

3.	Filed with the Company's registration statement on Form SB-2
(File No. 33-72714-A) and incorporated herein by reference.

4.	Filed as an exhibit to the Company's definitive Proxy
Statement dated September 3, 1996 and incorporated herein by reference.

    		(b)	Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				                                            APOLLO EYE GROUP, INC.

Dated:  July 10, 1997                           By:/s/ J. Richard Damron, Jr.
                                                   J. Richard Damron, Jr.
                                                   Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature			             Title					                Date

/s/ James R. Cook, M.D.  Chairman of the Board of  June 23, 1997
James R. Cook, M.D.		    Directors (Principal
                         Executive Officer)


/s/ Peter Molinaro, Jr.  Vice President, Secretary	June 23, 1997
Peter Molinaro, Jr.		    and Director


/s/ J. Richard Damron, Jr.Treasurer and Director		 June 23, 1997
J. Richard Damron, Jr.	  (Principal Accounting and
                         Financial Officer)

/s/ John C. Prelaz       Director				              June 23, 1997
John C. Prelaz

APOLLO EYE GROUP, INC. REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995

APOLLO EYE GROUP, INC. CONSOLIDATED FINANCIAL
STATEMENTS


TABLE OF CONTENTS

							                                            Pages

Report of Independent Accountants					             1-2

Financial Statements:

   Consolidated Balance Sheets						               4

   Consolidated Statements of Operations				       5

   Consolidated Statements of Cash Flows				       6-7

   Consolidated Statements of Stockholders'
   Equity	and Partners' Capital						              8

   Notes to Consolidated Financial Statements				  9-25

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors Apollo Eye Group,
Inc.

We have audited the accompanying consolidated balance sheet of Apollo Eye Group, Inc. and subsidiaries (the "Company") as of
December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apollo Eye Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company experienced significant losses in 1996 and 1995 and does not project positive cash flow from operations in 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As also discussed in Note 1 to the financial statements, on August 7, 1995 Apollo Eye Associates, L.P. and Apollo Eye Corporation, its general partner (the "Partnership") were merged into the Company's wholly owned subsidiary Apollo Acquisition Corporation which was subsequently renamed Apollo Eye Associates, Inc. (Apollo). The merger has been accounted for as a reverse acquisition, whereby Apollo was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements of the period prior to August 1, 1995 (the effective date of the merger) are those of Apollo and differ from the consolidated financial statements of the Company and its subsidiaries as previously reported for those periods.



West Palm Beach, FL
March 20, 1997, except for Note 9 as to
which date is June 30, 1997

APOLLO EYE GROUP, INC. CONSOLIDATED BALANCE SHEETS

							                                December 31,	       December 31,
  							                              1996		              1995

      ASSETS
Current assets:
   Cash			                            $  75,462	          $         0
   Restricted cash		                     50,000	               50,000
   Marketable securities	                     0	               12,000
   Accounts receivable, net of allowance
   of $158,515 and $2,554 at December
   31, 1996 and 1995	                   541,709	              253,440
   Due from employees	                        0	                5,568
   Inventory			                         551,291	              401,894
   Deferred income taxes	                27,200	               27,200
   Other current assets	                 49,303	               74,985

      Total current assets	           1,294,965              	825,087

Property and equipment, net	          3,589,853	            3,682,472
Intangible assets, net	                	520,768	              764,381
Other assets			                         124,104	               85,896

      Total assets	                 $ 5,529,690	           $5,357,836

      LIABILITIES AND EQUITY
Current liabilities:
   Cash overdraft	 	                $         0	           $    3,528
   Current portion of long-term debt	    33,754	               38,718
   Current portion of capital lease
    obligations	                        184,398	              185,048
   Accounts payable		                   735,874	              951,445
   Accrued liabilities	              	2,301,284            	2,218,772
   Deferred revenue	                   	111,118	               73,961

      Total current liabilities	      3,366,428	            3,471,472

Notes payable to stockholder	         1,755,000	              800,000
Long-term debt,
net of current portion	                  96,364	              132,137
Capital lease obligations,
net of current portion 	                121,883              	324,226

      Total liabilities	              5,339,675	            4,727,835

Equity:
   Preferred stock Series B,
   $.01 par value, $1,000,000 shares
   authorized, 0 and 33,315.9185
   shares issued and outstanding at
   December 31, 1996 and 1995		               0	                  333
   Common stock $0.001 par value,
   30,000,000 shares authorized,
   5,888,898 and 1,191,367 shares
   issued and outstanding at December
   31, 1996 and 1995	                     5,889	                1,191
   Additional paid-in capital	        9,830,245	            5,809,610
   Accumulated deficit and fund
   balance	                          (9,646,119)	          (5,181,133)

      Total equity	                     190,015	              630,001

      Total liabilities and equity	  $5,529,690	           $5,357,836

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC. CONSOLIDATED STATEMENTS OF
OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

							                              Year ended	 	         Year ended
						                               December 31,		        December 31,
						                               1996			               1995
Revenue:
   Premium		                       $  4,614,307	         $  1,348,035
   Practice		                         5,006,113 	           2,117,890
   Other			                             305,860	              300,271

      Total revenue	                  9,926,280 	           3,766,196

Operating costs and expenses:
   Cost of goods and services sold	   2,922,025	            1,757,049
   Depreciation and amortization	       988,161	              908,278
   Selling general and administrative
   expenses	                          9,824,551	            6,752,121
   Restructuring charges	                     0	            1,576,069

      Total operating costs and
      expenses	                      13,734,737	           10,993,517

      Loss from operations	          (3,808,457)	          (7,227,321)

Other income (expenses):
   Other income, net	                     8,834	                9,758
   Interest, net	                     	(355,508)              	(9,727)
   Estimated litigation settlements	   (300,000)	            (351,000)

      Other income (expense), net	     (646,674)	            (350,969)

      Loss before provision for
      taxes	                         (4,455,131) 	         (7,578,290)

Provision for income taxes	               9,855	                    0

      Net loss	                     $(4,464,986)	         $(7,578,290)

Net loss applicable to common
shares	                             $(4,464,986)	         $(5,181,133)

Net loss per share		                $     (1.05) 	        $     (4.35)

The accompanying notes are an integral part of these financial statements.


APOLLO EYE GROUP, INC. CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

								                            Year ended	           Year ended
 		                            					December 31,	         December 31,
							                             1996	                 1995
Cash flow from operating activities:
   Net loss		                       $(4,464,986)	         $(7,578,290)
   Adjustments to reconcile net
   loss to net cash
  	used in operating activities:
      Restructuring charges	                  0	            1,576,069
    		Estimated litigation
      settlements	                      300,000	              351,000
    		Loss on write-down of
      marketable securities	             12,000	               38,000
      Common stock issued for
      services	                          25,000	                    0
		    Write-off of computer software
      costs	                                  0	              115,860
    		Bad debt expense	                  85,673	                    0
    		Contractual allowances	            92,040                	2,554
    		Depreciation and amortization	    988,161	              908,278
    		Changes in operating asset and
      liabilities	exclusive of net
      assets acquired:
 			     Accounts receivable	          (465,982)	            (123,082)
			      Inventory	                    (149,397)              	28,318
			      Other current assets	           31,250	                  758
   			   Accounts payable and accrued
         liabilities	                  (433,059)	             702,186
			      Deferred revenue	               37,157	              (13,868)

            Net cash used in operating
            activities 	             (3,942,143)	          (3,992,217)

Cash flows from investing activities:
   Purchases of property and equipment	(639,461)	          (1,487,666)
   Proceeds from maturity of
  	marketable securities	                     0	              736,365
   Cash paid for acquisitions, net
   of cash acquired	                          0	             (179,584)
   Increase in intangibles	             (12,468)	             (10,016)
   Disposal (acquisition) of other
   assets	                              (38,208)               	5,951
   Loan to affiliate	                         0	             (103,615)

			      Net cash used in investing
         activities	                   (690,137)	          (1,038,565)

Cash flows from financing activities:
   Cash overdraft	                       (3,528)	               3,528
   Payments on long-term debt
   and capital lease obligations	      (243,730)	            (226,690)
   Proceeds from capital
   contributions	                     4,000,000	            4,488,907
   Proceeds from (repayment of)
   short-term partner loan        	           0	              (40,000)
   Proceeds from notes payable to
   stockholder	                         955,000	              800,000

         Net cash provided by financing
         activities	                  4,707,742	            5,025,745

				     Net increase (decrease)
         in cash	                        75,462	               (5,037)

Cash, beginning of period	                    0	                5,037

Cash, end of period	                 $   75,462	           $        0

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC. CONSOLIDATED STATEMENTS OF
CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

Supplemental disclosures:

							                              Year ended	            Year ended
						                               December 31,	          December 31,
       						                        1996	 	                1995

Interest paid	                       $  113,294	            $  114,341



Non-cash transactions relating to the merger during the five months ended December 31, 1995 were recorded as follows:


Current assets		                                            $  570,765
Property and equipment and other assets	                    	1,571,821
Intangible assets		                                            557,977
Liabilities	                                               	(1,010,084)
Issuance of common stock		                                  (1,510,895)

   Net, representing cash paid	                            	$  179,584


The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC. CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL FOR THE YEARS ENDED
DECEMBER 31, 1995 AND 1996


Preferred            Common                     Accumulated
Stock                Stock          Additional  Deficit
Number               Number         Paid-In     and
of                   of             Capital     Fund        Partners
Shares      Amount   Shares  Amount             Balance     Capital     Total
Balance, December 31, 1994:
0           0         0      0       0          0           2,208,489  2,208,489

Capital contributions
0           0         0      0       0          0           4,488,907  4,488,907

Issuance of preferred stock
33,315.9185 333       0      0       4,299,906  0          (4,300,239)         0

Acquisition of the Company
0           0      1,191,367 1,191   1,509,704  0                   0  1,510,895

Net loss
0           0         0      0       0         (5,181,133)(2,397,157)(7,578,290)

Balance December 31, 1995
33,315.9185 333    1,191,367 1,191  5,809,610  (5,181,133)         0    630,001

Conversion of preferred shares for common
(33,315.9185)(333) 3,331,592 3,332     (2,999)                                0

Issuance of stock in acquisition
                      10,000    10     24,990                            25,000

Sale of shares
                   1,355,932 1,356  3,998,644                          4,000,000

Issuance of fractional shares in reverse split
                           7     0                                             0

Net loss
                                                (4,464,986)          (4,464,986)

Balance, December 31, 1996
0              0   5,888,898  5,889  9,830,245  (9,646,119)        0    190,015

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC. NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.		ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION:

On August 7, 1995,
Apollo Eye Associates, L.P. and Apollo Eye Corporation, its general partner (the "Partnership"), were merged into Apollo Eye Group, Inc.'s (the "Company") wholly owned subsidiary Apollo Acquisition Corporation which was subsequently renamed Apollo Eye Associates, Inc., ("Apollo"). In connection with the merger agreement, the former partners of the Partnership received an aggregate of 33,315.9185 shares of the Company's newly issued Series B Preferred Stock and options to acquire 482,503 shares of the Company's common stock. Each share of Series B Preferred Stock was convertible into 100 shares of the Company's common stock. Prior to the merger, the Company's previously outstanding Series A Preferred Stock was converted into 612,024 shares of common stock. Also prior to the merger, two of the Company's four members of the Board of Directors resigned and immediately following the merger four former partners of the Partnership were elected to the Board.

The series of
transactions described above resulted in the Apollo stockholders controlling the Company's Board of Directors and having an approximate 75% ownership of the Company upon conversion of the Series B Preferred Stock and the exercise of the common stock options. Accordingly, the transactions have been treated as a reverse acquisition for financial reporting purposes as if Apollo recapitalized its ownership interest into 33,315.9185 shares of preferred stock and then acquired the Company under the purchase method of accounting by the issuance of 1,191,367 shares of common stock. Such stock was valued at approximately $1,511,000 which represented the estimated market value of the Company's net assets acquired. The purchase price was allocated to the net assets acquired and liabilities assumed based upon their estimated fair values, resulting in an excess of purchase price over the estimated value of net assets acquired, which is included in intangible assets in the accompanying financial statements. The historical results of the Partnership became the operating results of the Company. The operations of the Company are included in the results of operations in the accompanying financial statements from August 1, 1995 which was the effective date of the merger.

The following unaudited pro forma summary presents the consolidated results of operations as if the reverse acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the reverse acquisition been made as of that date or of results which may occur in the future.

APOLLO EYE GROUP, INC. NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS - continued

1.	ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION, Continued:

						                               Year
						                         December 31, 1995

Revenue					                   $       7,351,000

Net loss			                  		$      (8,141,000)

Net loss per share	 	         	$           (6.83)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's significant losses in 1996 and 1995 and projected cash flow deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might arise should the Company be unable to continue as a going concern. Previously, the Company has relied upon the principal shareholder to fund the Company's working capital needs. The principal shareholder agreed in January 1997 to a revolving loan arrangement providing for loans not exceeding $1,000,000 collateralized by accounts receivable and inventory.
In June 1997, the Company entered into an agreement with a company controlled by the principal shareholder for a $3,000,000 five year term loan collateralized by property and equipment. This loan will be used in part to repay $1,755,000 of demand loans payable to the principal shareholder (See Note 9). The Company is exploring the possibility of raising cash through debt financing or selling equity in a private placement. There can be no assurances that these activities will be likely to occur.

2.	NATURE OF OPERATIONS:
The Company through its wholly-owned
subsidiaries Apollo, Apollo EyeCare Management Corp. ("AECM"), J.K. Enterprises of Deerfield Beach, Inc. ("J.K. Enterprises"), Optiplex, Inc. ("Optiplex") and Master Vision Plan, Inc. ("MVP"), is primarily engaged in the management, administration and provision of pre-paid, discount and fee for service vision care services in Florida and Puerto Rico. The Company's pre-paid managed vision plans, which offer specified services and products at pre-determined prices, are offered through Optiplan, Inc. ("Optiplan"), a not-for-profit corporation managed by J.K. Enterprises and AECM within Florida and MVP in Puerto Rico.

The health care industry is highly regulated and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that health care regulations will continue to change and, therefore, will regularly monitor developments in health care law.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND COMBINATION:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which are combined with the accounts of Optiplan based on their related business activities and the Company's management control. Material intercompany balances and transactions have been eliminated.

The consolidated
financial statements include the accounts of the Partnership and Medricon, Inc. (Medricon), a Connecticut corporation which provides reimbursement and practice administration consulting services to ophthalmologists and ophthalmic group practices nationwide. The Partnership's acquisition of Medricon was accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired and liabilities assumed based upon their estimated fair values, resulting in an excess of purchase price over the estimated value of net assets acquired, which is included in intangible assets in the accompanying financial statements. Material intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION
Revenue from professional services is
recognized when performed. Revenue from optical sales is recognized upon order by the customer. Consulting subscriptions are deferred and recognized when the service is delivered.
Revenue from managed vision plans is recognized ratability over the life of the related contract.

Revenue from premiums received
from the Company's largest customer was approximately 13% of total revenue during 1996 and 11% in 1995. This does not include practice revenue received from managed care patients for co-payments and optical sales.

INVENTORIES
Inventories, consisting primarily of frames, contact lenses and accessories, are stated at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

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

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

INTANGIBLE ASSETS
Goodwill related to the reverse acquisition of the Company is amortized on the straight-line method over 4 years. Goodwill related to the acquisition of Medricon is amortized on the straight-line method over 15 years. The Company periodically evaluates the carrying value of goodwill to measure and recognize the possible impairment of this asset. Other intangibles resulting from the acquisition of Medricon consisting of research materials, subscription lists, and customer lists are amortized on the straight-line method over their estimated useful lives of 5-7 years. Other intangible assets consisting of computer software costs, licenses, and organization costs are recorded at cost and amortized on the straight-line method over 5 years.

MARKETABLE SECURITIES
The Company's marketable securities have been categorized as trading securities and as a result are stated at fair value. Unrealized holding gains or losses are included in the accompanying statements of operations. During 1995, such losses amounted to $38,000. In 1996, the remaining $12,000 of marketable securities was expensed.

Debt securities
that the Partnership had the ability and intent to hold until maturity were carried at amortized cost and were classified in the accompanying balance sheet based on their maturity date. Unrealized holding gains or losses, if any, were reported as a net amount in a separate component of equity until realized. Equity securities were stated at their fair value based on quoted market prices.

CONCENTRATION OF CREDIT RISK
Financial instruments which
potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of the Company's customers. The Company does not require collateral for its accounts receivable.

RESTRICTED CASH
Under Florida Statutory Law, the Company is required to maintain a $50,000 certificate of deposit with the Treasurer and Insurance Commissioner.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

ADVERTISING
The Company expenses the production costs of advertising the first time that the advertising takes place.
Advertising expense amounted to approximately $330,000 and $985,000 during 1996 and 1995, respectively.

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

For the years ended December 31, 1996 and 1995, the Company files consolidated Federal and state income tax returns which include all of the members of the group except Optiplan, which is a non-profit entity required to file a separate return.

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and tax bases of assets and liabilities using the rates in effect for the year in which the differences are expected to reverse.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

REVERSE STOCK SPLIT
On October 7, 1996, the shareholders
approved a one-for-five reverse split of the Company's common stock. As a result, the number of common shares outstanding has been reduced from 29,444,454 to 5,888,898 as of the November 1, 1996 effective date. All references in the financial statements to the number of shares and per share amounts of the Company's common stock have been restated to reflect the reduced number of common shares outstanding.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

PER SHARE DATA
Per share data is based on the weighted average number of shares of common stock of 4,260,615 for the year ended
December 31, 1996 and 1,191,367 for the period from the effective date of the merger (August 1, 1995) through December
31, 1995.

The loss applicable to common stock used in the computation of the 1995 loss per share of $5,181,133 represents losses incurred by the Company during the five month period ended December 31, 1995 and is calculated as follows:

	 Loss for year ended December 31, 1995	     $  7,578,290

  Less loss prior to merger	                    2,397,157

  Loss applicable to common shares	         $   5,181,133

Supplementally, if the Series B Preferred Stock issued to the former partners of the Partnership had been converted to common stock on the effective date of the merger, the weighted average number of shares of common stock used in the calculation of per share data would have been 4,522,959 and the 1995 net loss per share would have amounted to $1.15.

RECENT ACCOUNTING PRONOUNCEMENTS
In 1996, the Company adopted
Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, operating results or cash flows.

In February 1997,
SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for perids ended after December 15, 1997 and requires restatement of all prior-period EPS data presented.
The adoption of No. 128 is not expected to have a material impact on the Company's financial statements.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.		RESTRUCTURING:
During 1995, plans were developed to reduce the Company's cost structure and improve its productivity. This restructuring program involves reductions in the officer workforce, consolidation of laboratories and facilities and the disposition of assets that are no longer productive. The accompanying consolidated statement of operations for the year ended December 31, 1995 includes expenses of approximately $1,576,000 relating to this program. At December 31, 1995, approximately $1,119,700 remained in accrued liabilities representing estimated amounts of wages and severance payments of approximately $1,059,200 and relocation costs yet to be paid of approximately $60,500. At December 31, 1996, approximately $639,200 remained in accrued liabilities representing estimated wages and severance payments.

5.	INVENTORIES:
The components of inventories at December 31, 1996 and 1995 were as follows:

						                                  1996		          1995

     Frames	                       $  420,524       	$  300,248
     Contact lenses	                   42,285           	31,834
     Lens blanks and accessories	      88,482	           69,812

		                                  $ 551,291	       $  401,894

6.		PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1996 and 1995 consisted of the following:

							                                1996		           1995

     Examination and laboratory
     equipment	                   $ 2,884,906      	$ 2,612,123
     Furniture and fixtures	          709,066	          426,609
     Leasehold improvements	        1,834,472        	1,694,823
     Automobiles	                           0       	    20,782

     Less accumulated depreciation
     and amortization	             (1,838,591)	      (1,071,865)

	                                  $3,589,853	       $3,682,472

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	PROPERTY AND EQUIPMENT, continued:

Included in the above
amounts are capitalized leases principally for examination and laboratory equipment totaling approximately $855,800 at both December 31, 1996 and 1995. Accumulated amortization related to the capital leases was approximately $382,700 and $193,400 at December 31, 1996 and 1995, respectively. In connection with the Company's restructuring, property and equipment of approximately $414,000 were written off during the year ended December 31, 1995.

7.	INTANGIBLE ASSETS:

Intangible assets at December 31, 1996 and 1995 consisted of the following:

						                               1996		           1995

     Goodwill					               $ 614,690        	$ 633,199
     Research materials				         60,000		         100,000
     Subscription lists				         40,000	          	40,000
     Customer lists					            40,000		          40,000
     Computer software costs		     	41,661	          	37,846
     Licenses			 	 	                50,000		          50,000

						                             846,351	          901,045
     Less accumulated depreciation
     and amortization				         (325,583)	        (136,664)

						                           $ 520,768        	$ 764,381

Amortization expense related to intangible assets during the year ended December 31, 1996 and the period ended December 31, 1995 was approximately $190,270 and $114,000, respectively. Computer software costs and licenses no longer utilized of approximately $28,700 were written off during the year ended December 31, 1995.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.	ACCRUED LIABILITIES:

Accounts payable and accrued liabilities at December 31, 1996 and 1995 consisted of the following:

					                                     1996		           1995

Restructuring charges			               $  639,198	      $1,119,732
Estimated litigation settlements	         468,000	         351,000
Accrued payroll and related amounts	      316,427	         179,076
Due to providers			                       191,812  	       126,010
Professional fees			                      231,039 	        261,265
Interest payable			                       242,214	               0
Other					                                212,594	         181,689

					                                  $2,301,284	      $2,218,772



9.	NOTES PAYABLE TO MAJORITY STOCKHOLDER:

Notes payable to the majority stockholder of $1,755,000 and $800,000 at December 31, 1996 and 1995 are unsecured and bear interest at prime (8.3%) at December 31, 1996, and prime (8.5%) plus 1.5% at December 31, 1995. During 1996, the majority stockholder converted $4,000,000 of indebtedness into additional equity. The fair value of the notes payable to the majority stockholder approximates carrying value due to the variable interest rate on borrowings.

On January 1997, the Board of Directors approved an agreement to enter into a one year revolving loan arrangement with the majority stockholder, providing for loans, bearing interest at prime, not exceeding $1,000,000 collateralized by the Company's accounts receivable and inventory. At March 31, 1997, the Company had borrowed $550,000 under this arrangement, the maximum available based on eligible accounts receivable and inventory.
In April 1997,the Company entered into a loan agreement with a corporation controlled by the majority shareholder providing for loans not exceeding $500,000,bearing interest at prime, collateralized by property and equipment of the Company. In May 1997, the Company entered into an agreement with a corporation controlled by the majority shareholder to borrow up to $3,000,000 collateralized by the Company's pro0perty and equipment, including the $500,000 previously authorized by the Company, all bearing interest at the prime rate. The loan requires interest only until July 1, 1998, after which the loan requires 59 monthly installments, including interest at prime, based on a seven year amortization schedule with the balance of the loan payable in the 60th installment due July 1, 2003. At June 20, the Company had agreements to borrow an aggregate of $4,000,000 from the majority shareholder or corporations he controls. At June 20, the Company has a balance due to the majority shareholder or companies he controls of $3,025,000 plus accrued interest of $343,613.

APOLLO EYE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, continued

10.	 LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1995 consisted of the following:

						                                      1996		           1995

Note payable-vendor is due in
monthly installments of $3,979
including principal and interest
at 14.92% through May 1, 2000
collateralized by equipment			          $  127,218	        $  153,766

Notes payable with interest at a
variable rate equal to the bank's
base rate plus 2.5% (11% at
December 31, 1995) due in
monthly installments of $650 plus
interest, through June 1, 1997,
guaranteed by a former partner of
the Partnership				                          2,900		           11,350

Other	             				                          0	                 0

						                                     130,118	           170,855

Less current portion			                   	(33,754)	          (38,718)

						                                 $    96,364	        $  132,137



Principal maturities of long-term debt in years subsequent to 1996 are as follows:

                1997	                    $  33,754
                1998	                       35,752
                1999	                       41,466
                2000	                       19,146

 	                                      $  130,118

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.	CAPITAL LEASE OBLIGATIONS:

Capital lease obligations bear interest ranging from 8% to 22% and are due in monthly installments, including interest, through December 1999.

At December 31, 1996, the future minimum lease payments under capital leases are as follows:

                1997					               $  209,284
                1998					                   79,665
                1999					                   50,412
                                      					339,361
                Less amount representing
                interest	                  (33,080)
					                                      306,281

                Less current portion			   (184,398)

					                                   $  121,883



At December 31, 1996, the majority stockholder of the Company personally guaranteed capital lease obligations of approximately
$197,000.

12.	INCOME TAXES:

Effective August 7, 1995, the Partnership terminated as a result of the merger. The accompanying statement of operations for the year ended December 31, 1995 includes a one time nonrecurring charge of $83,000 as a result of the Partnership termination and the implementation of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The charge was offset by deferred tax benefits related to the operations of the Company.

In 1995, there was no tax benefit since the Company had fully reserved the tax benefits of the temporary differences and operating losses due to the fact that likelihood of the realization of the tax benefits could not be established.

At December 31, 1996 and 1995, the significant components of deferred tax assets and liabilities were as follows:

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.  INCOME TAXES, continued
						                            1996		               1995

Deferred tax asset (liabilities):
   Tax loss carryforward				   $4,482,000	            $2,316,000
   Vacation pay accrual			 	       33,000		               11,000
   Bad debts					                  60,000		                1,000
   Depreciation					              (43,000)	               14,000
   Restructuring charges				      427,000	               760,000
   Accrued interest				           102,200	                11,200

					 	                       $ 5,061,200	           $ 3,113,200

   Valuation allowance				     (5,034,000)	           (3,086,000)

Net deferred tax asset  			   $    27,200     	      $    27,200



The Company has had several ownership changes, as defined by the Internal Revenue Code Section 382. The first was in connection with the public offering of United Vision Group, Inc. in February 1994. The second ownership change occurred in the merger discussed in Note 1. As a result of these ownership changes, the utilization of the net operating losses against future taxable income is limited. At December 31, 1996, the Company has available approximately $11,868,000 of net operating losses subject to ownership change limitations which begin to expire in the year 2006.


13.	 COMMITMENTS:

The Company leases office and retail space and automobiles under non-cancelable operating leases expiring through 2004. At December 31, 1996, approximate future minimum rental payments applicable to non-cancelable operating leases are as follows:

	            1997		                $  1,188,000
            	1998		                     742,100
            	1999		                     676,700
            	2000		                     509,800
            	2001		                     466,700
            	Thereafter	                895,900

			                                $  4,479,200

Rental expense amounted to $1,041,800 and $557,200 during the years ended December 31, 1996 and 1995 respectively.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.	STOCK OPTION PLANS:

The Company adopted a stock option plan (the "1994 Plan") to provide incentives in the form of non-qualified stock options, incentive stock options and limited stock appreciation rights. The Company reserved 80,000 shares of common stock for issuance upon exercise of options granted. During 1995, 80,000 incentive stock options were granted under the 1994 Plan. Such options are exercisable at $1.5625 per share and expire five years from the date of grant.

During 1995, the Company adopted the United
Vision Group, Inc. 1995 Stock Option Plan A (the "1995 Plan"), as a method of providing a replacement incentive compensation program for certain former directors and senior executives of the Partnership in lieu of incentive compensation programs in which they were participants prior to the merger.

Under the 1995 Plan, the Company is authorized to issue up to 500,000 shares of common stock. Both incentive stock options and non-qualified options may be granted to eligible participants in the 1995 Plan. The exercise price of a non-qualified option is set by the Board of Directors and such options have no expiration date. For an incentive stock option, the per share exercise price may not be less than 100% of the fair market value of the Company's common stock on the date of grant. No incentive stock option may be exercised after ten years from the date of grant. If an optionee holds more than 10% of the Company's common shares, any incentive stock option granted to that individual must have a price of at least
110% of the fair market value of the Company's common stock at the date of grant and is exercisable for a term no longer than five years. In August 1995, options for 482,508 shares of the Company's common stock were issued under the 1995 Plan in connection with the merger agreement. The options vest over six years and are exercisable at $1.33 to $1.463 per share.

In October 1996, the Company's shareholders approved the adoption of the 1996 Stock Option Plan whereby incentive stock options and non-qualified stock options may be granted to key employees, officers, directors and consultants. The plan provides for a maximum of 400,000 options to purchase common stock. The options granted are exercisable at a price not less than the fair market value on the date of grant. The options become exercisable over a four year term and expire ten years after the date of grant.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.  STOCK OPTION PLANS, continued

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been affected as reflected in the pro forma amounts below:

     							                           1996		               1995

   Net loss - as reported				        $4,464,986	            $7,578,290
  	Net loss - pro forma				          $4,569,062	            $7,659,170
  	Net loss per share - as reported		$1.05		                $4.35
  	Net loss per share - pro forma			 $1.07		                $4.40


The pro forma amounts reflected above are not representative of the effects on reported operations in future years because, in general, the options granted in 1996 and 1995 do not vest for several years and additional awards may be made each year.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.  STOCK OPTION PLANS, continued

The following table summarizes the activity for stock options outstanding:

					                                  1996		              	1995
Options outstanding at January 1	      562,508		                 0
Options granted			                     342,139		           562,508
Options exercised			                         0			                0
Options forfeited			                    59,277			                0
Options	outstanding at December 31			  845,370		           562,508

Weighted-average option prices per common share:
Outstanding at January 1		               $1.38			              N/A
Granted at fair market value		           $1.96			            $1.38
Granted at above fair market value	        N/A			              N/A
Exercised				                              N/A			              N/A
Forfeited			 	                           $2.36			              N/A
Outstanding at December 31		             $1.55	 		           $1.38

Weighted-average fair value of options
granted at fair market value during
the year	                                $1.18			            $0.81

Weighted-average fair value of options
granted at above fair market value
during the year					                       N/A			              N/A

Options exercisable at December 31	    230,836		           160,418

Shares available for grant at
December 31				                        134,630	 	           17,492


The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumption:

	                 Expected life			         7 years
                 	Dividend yield			        0
       	          Expected volatility		    50%
 	                Risk-free interest rate		6.25% to 7.12%

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.  STOCK OPTION PLANS, continued

The following table summarizes information about stock options outstanding at December 31, 1996:

           Options                       Options
           Outstanding                   Exercisable
                         Weighted
                         Average                                    Weighted
Range                    Remaining                     Number       Average
Exercise  Number         Contractual      Exercise     Exercisable  Exercise
Price     Outstanding    Life             Price        at 12/31/96  Price

$1.00-
$2.00     772,570        8.01 years       $1.43        230,836      $1.42

$2.00-
$3.00      72,800        9.43 years       $2.80        0            N/A

$1.00-
$3.00     845,370        8.13 years       $1.55        230,836      $1.42


15.  WARRANTS:

The Company has outstanding warrants as follows:

								                                                 Exercise Price

						                                   Amount 	         Per Share

Issued prior to public offering		        12,000	           $6.25
Sold in offering				                    207,000	          $25.00
Granted to underwriters			               18,000	          $38.75

Outstanding balance, December 31,
1996 and 1995			                        237,000	         $6.25 to $38.75


16.	 PREFERRED STOCK:

In connection with the merger agreement, the Company exchanged all 102,004 outstanding shares of its Series A Preferred Stock for 612,024 shares of common stock.
The former partners of the Partnership received an aggregate of 33,315.9185 shares of the Company's newly issued Series B Preferred Stock. The Series B Preferred Stock paid no dividends and had no liquidation preferences. Each share of Series B Preferred Stock was convertible into 100 shares of the Company's common stock and had voting rights of 100 votes per share. On March 4, 1996, all 33,315.9185 shares of Series B Preferred Stock converted by their terms into 3,331,592 shares of common stock.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

17.	CONTINGENCIES:

The Company is a party to various lawsuits arising in the ordinary course of business. During the years ended December 31, 1996 and 1995, estimated litigation payment settlements of $300,000 and $351,000 were charged to operations in the accompanying financial statements based on review of such litigation with legal counsel.

18.	RELATED PARTY TRANSACTIONS:

Results Marketing and Visual Communications, Inc. is owned in part by a stockholder of the Company and a director of Apollo. The Company purchased marketing services and materials from Results Marketing in the amount of approximately $45,600 and $210,500 in 1996 and 1995.

19.	EMPLOYEE BENEFIT PLAN:

Employees of Apollo and Medricon are eligible to participate in a Company sponsored 401(k) Plan (the "Plan"). The Plan permits for employees to contribute up to 15% of their compensation and requires matching contributions by the Company of 50% of the first $1,000 contributed by each participating employee. The Company's contributions to the Plan during 1996 and 1995 were approximately $23,900 and $9,200 respectively.

Participants become vested in their individual accounts derived from employer contributions at the rate of 20% per year.
Effective January 1, 1996, all employees of the Company became eligible to participate in the Plan.

EXHIBIT 3(a)
TEXT OF PROVISIONS OF

CERTIFICATE OF INCORPORATION

OF

APOLLO EYE GROUP, INC.

(containing all amendments through November 1, 1996)


1.	The name of the corporation is:  Apollo Eye Group, Inc.  [as amended November 1, 1996]

2.	The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of
Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

3.	The nature of the business or purposes to be conducted or
promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

4.	The total number of shares of stock which the Corporation
shall have authority to issue shall be THIRTY-ONE MILLION
(31,000,000) consisting of (i) Thirty Million (30,000,000) shares of Common Stock, par value $.001 per share, and (ii) One
Million (1,000,000) shares of Preferred Stock, par value $.01 per share. [as amended March 4, 1996]

B.	On the date of the filing of a Certificate of Amendment to
the Certificate of Incorporation of the Corporation adding this Section B (the "Effective Date"), the Common Stock of the Corporation shall be reverse split on a one-for-five basis so that each share of Common Stock issued and outstanding immediately prior to the Effective Date shall automatically be converted into and reclassified as one-fifth share of a share of Common Stock (the "Reverse Split"). No fractional shares shall be issued by the Corporation as a result of the Reverse Split.
In lieu thereof, each stockholder whose shares are not evenly divisible by five will receive one whole share of Common Stock.
As soon as practicable following the Effective Date, certificates for the shares of Common Stock to be outstanding after the Reverse Split shall be issued upon surrender of certificates representing existing shares of Common Stock pursuant to procedures adopted by the Corporation's Board of Directors. [as amended November 1, 1996]

5A.	The name and mailing address of each incorporator is as
follows:				NAME				               MAILING ADDRESS

           	M. A. Brzoska			       Corporation Trust Center
                                   1209 Orange Street
 					                             Wilmington, Delaware  19801

5B.	The name and mailing address of each person, who is to
serve as a director until the first annual meeting of the stockholders or until a successor is elected and qualified, is as follows:

	           NAME				               MAILING ADDRESS

	           Jan H. Kaplan			       11010 N.W. 5th Manor
				 	                             Coral Springs, Florida  33071

 	          Karen Kaplan			        11010 N.W. 5th Manor
                                   Coral Springs, Florida  33071

	           Robert Rubin			        25 Highland Drive
				 	                             Dix Hills, New York  11746


6.	The corporation is to have perpetual existence.

7.	In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized to make, alter or repeal the by-laws of the corporation.

8.	Elections of directors need not be by written ballot unless
the by-laws of  the corporation shall so provide.

Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

9.	The corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

10.	A director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived any improper personal benefit.

11.	The Corporation shall, to the fullest extent permitted by
Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities, or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person. [as amended January 6, 1992]

EXHIBIT 3(b)

BY-LAWS

OF

UNITED VISION GROUP, INC.

ARTICLE 1

STOCKHOLDERS

Section 1.1 Place of Meetings. Meetings of stockholders may be held at such place, either within or without the State of Delaware, as may be designated by the Board of Directors from time to time.

Section 1.2 Annual Meeting. An annual meeting of stockholders shall be held each year on the first Tuesday in June or on such other date as may be designated by the Board of Directors.

Section 1.3  Special Meetings.  Special meetings of
stockholders may be called at any time by the Board of Directors, the Chairman, the Chief Executive Officer or the
President. Any special meeting of stockholders may be postponed or canceled by the Board of Directors at any time prior to the commencement of the meeting.

Section 1.4 Adjournments. Stockholders, by the affirmative vote of a majority of shares present in person or represented by proxy at any annual or special meeting of stockholders and entitled to vote, whether or not a quorum is present, may adjourn such meeting from time to time. Notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken unless otherwise required by a nonwaivable and nonmodifiable provision of applicable law.

Section 1.5 Stockholder Proposals. Unless approved by the Board of Directors or the Chairman (or the person presiding over a meeting in the absence of the Chairman), any proposal to be acted upon at any annual or special meeting of stockholders (or any adjournment thereof) may be submitted only by a stockholder of record as of the record date for such meeting and must be submitted in writing and received by the Secretary not later than 5:00 p.m. local time on the twenty-first day preceding such meeting (not including the day of such meeting), provided, however, that if notice of a meeting is mailed to stockholders less than thirty days before such meeting, notice of a stockholder proposal must be received by the Secretary a number of days prior to the meeting equal to the greater of (A) twenty-one minus the difference between thirty and the number of days before the meeting that notice of the meeting is mailed, or
(B) two.

Section 1.6 Conduct of Meetings. The Chairman (or the person presiding over a meeting in the absence of the Chairman) shall have full and complete authority to regulate the conduct of any annual or special meeting of stockholders, including without limitation (i) determining whether discussion will be allowed as to any particular matter, (ii) if discussion is allowed, determining who will be permitted to speak and for what duration, and (iii) excluding stockholders or their proxies or their agents or representatives from any meeting for disorderly conduct.

ARTICLE 2

BOARD OF DIRECTORS

Section 2.1 Number. The Board of Directors shall consist of five (5) individuals or such greater or lesser number of directors as the Board of Directors shall from time to time designate.

Section 2.2 Nominations. Nominations for directors may be made only by the Board of Directors or a committee thereof or by any stockholder entitled to vote in the election of directors. Unless made by the Board of Directors or a committee thereof, written notice of any nominee for election to the Board of Directors must submitted to the Secretary and such notice must be received not later than 5:00 p.m. (local time) on the twenty-first day preceding the date of the meeting at which directors are to be elected (not including the day of such meeting), provided, however, that if notice of a meeting is mailed to stockholders less than thirty days before such meeting, notice of a director nominee must be received by the Secretary a number of days prior to the meeting equal to the greater of (A) twenty-one minus the difference between thirty and the number of days before the meeting that notice of the meeting is mailed, or (B) two. Each notice shall set forth (i) the name, age, business address, if any, and residence address of each nominee, (ii) the principal occupation(s) of each nominee during the past five years, and (iii) the number of shares of capital stock (by class and series) of the corporation beneficially owned by the nominee and the nominating stockholder.

Section 2.3  Place of Meetings.  Meetings of the Board of
Directors may be held at such places either within or without the State of Delaware as the Board of Directors shall from time to time determine.

Section 2.4 Calling Meetings. Meetings of the Board of Directors may be called at any time by the Chairman, if any, the Chief Executive Officer, the President or by any two (2) members of the Board of Directors. Each meeting shall be held at such date, time and place as shall be fixed by the person or persons calling the meeting.

Section 2.5 Notice of Meetings. Written notice of each special meeting of the Board of Directors shall be given which shall state the date, time and place of the meeting. The written notice of any special meeting shall be given to each director at the location of such director shown on the books and records of the Corporation at least twenty-four (24) hours in advance of the meeting. Notice may be given by mail, courier, telegram, telecopy or telex and shall be deemed to have been given when received, if sent by mail or courier, or when transmitted by telegram, telecopy or telex, as the case may be. Notice need not be given of any regularly scheduled meeting of the Board of Directors, provided that each Director shall have received notice of the date, time and place, or method of determining the date, time and place, of such regularly scheduled meeting.

Section 2.6 Quorum; Vote Required for Action. Unless otherwise required by law, at each meeting of the Board of Directors, the presence of one-half of the total number of directors shall constitute a quorum for the transaction of business. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. In case at any meeting of the Board of Directors a quorum shall not be present, the members of the Board of Directors present may by majority vote adjourn the meeting from time to time until a quorum shall attend.

ARTICLE 3

OFFICERS

Section 3.1 Officers. The officers of the Corporation shall consist of a Chairman of the Board of Directors (herein called "Chairman"), a Chief Executive Officer, a President, one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Vice Presidents, a Secretary, one or more Assistant Secretaries, a Treasurer, one or more Assistant Treasurers and such other officers or agents as the Board of Directors it may determine. An individual may hold more than one office. Only the Chairman need be a director of the Corporation.

Section 3.2 Election; Term of Office; Vacancies. Officers shall be elected by a majority of a quorum of the Board of Directors. Except as otherwise provided by the Board of Directors when electing any officer, each officer shall hold office indefinitely until death, resignation or removal. The Board of Directors may remove any officer or agent with or without cause at any time. Any such removal shall be without prejudice to the contractual rights of such officer or agent, if any, with the Corporation (other than any purported right to hold office, which shall not be enforceable), but the election of an officer or agent shall not of itself create contractual rights. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled by a majority of a quorum of the Board of Directors.

Section 3.3	Chairman of the Board.  The Chairman shall preside
at all meetings of the Board of Directors and of the stockholders and shall have such other duties and powers as the Board of Directors shall from time to time delegate to the Chairman.

Section 3.4. Chief Executive Officer. In the absence of the Chairman, the Chief Executive Officer shall preside at all meetings of the Board of Directors and of the stockholders. The Chief Executive Officer shall have the general duties and powers of a chief executive officer of a corporation and such other duties and powers as the Board of Directors shall from time to time delegate to the Chief Executive Officer.

Section 3.5	President.  In the absence of the Chairman and the
Chief Executive Officer, the President shall preside at all meetings of the Board of Directors and of the stockholders. Subject to the authority of the Chief Executive Officer, the President shall have the general duties and powers of a president of a corporation and such other duties and powers as the Board of Directors shall, from time to time, delegate to the President.

Section 3.6	Executive Vice President.  Each Executive Vice
President shall have such duties and powers as the Board of Directors, the Chief Executive Officer, or the President shall from time to time delegate to such Executive Vice President.

Section 3.7	Vice Presidents.  Each Senior Vice President, Vice
President and Assistant Vice President shall have such duties and powers as the Board of Directors, the Chief Executive
Officer, the President, or the Executive Vice President shall from time to time delegate to such Vice President.

Section 3.8 Secretary. The Secretary and each Assistant Secretary shall have the general duties and powers of a secretary of a corporation and such other duties and powers as the Board of Directors, the Chief Executive Officer, the President or the Executive Vice President shall from time to time delegate to the Secretary. The Secretary shall have the duty to record in a book to be kept for that purpose the proceedings of the meetings of the stockholders, the Board of Directors and any committees designated by the Board of Directors. The Secretary shall have the duty to assure that notice is duly given of all meetings in accordance with the provisions of these by-laws or as required by law. The Secretary shall be custodian of the records of the Corporation and the corporate seal and shall have the power to attest all documents and instruments in writing as shall require attestation and the power to affix the corporate seal to such papers as may require it.

Section 3.9	Treasurer.  The Treasurer and each Assistant
Treasurer shall have the general duties and powers of a treasurer of a corporation and such other duties and powers as the Board of Director, the Chief Executive Officer, the President, or the Executive Vice President shall from time to time delegate to the Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation and shall deposit or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositories as shall, from time to time, be selected by or under authority of the Board of Directors. The Treasurer shall keep or cause to be kept full and accurate records of all receipts and disbursements in books of the Corporation and shall render to the Chairman, the President and the Board of Directors, whenever requested, an account of the financial condition of the Corporation.

ARTICLE 4

INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS

Section 4.1 Nature of Indemnity. Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, fiduciary, or agent of another corporation or of a partnership, joint venture, trust or other enterprise (specifically including employee benefit plans), shall be indemnified and held harmless by the Corporation to the fullest extent not prohibited by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment) against all expenses, liability, loss (including attorneys' fees actually and reasonably incurred by such person in connection with such proceeding), judgments, fines (specifically including any excise taxes assessed on a person with respect to an employee benefit plan) and amounts paid in settlement, except for any claim based on an act or omission involving intentional misconduct or a knowing violation of law or from which such person derived an improper personal pecuniary benefit. Such indemnification shall inure to the benefit of his or her heirs, executors and administrators. Except as provided in Section 4.2 hereof, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding initiated by such person only if such proceeding was authorized by the Board of Directors of the Corporation.

Section 4.2 Procedures for Indemnification of Directors and Officers. Any indemnification of a director or officer of the Corporation under Section 4.1 or advance of expenses under
Section 4.5 of this Article 4 shall be made promptly, and in any event within thirty (30) days, upon the written request of the director or officer. If a determination by the Corporation that the director or officer is entitled to indemnification pursuant to this Article 4 is required, and the Corporation fails to respond within thirty (30) days to a written request for indemnity, the Corporation shall be deemed to have approved the request. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any, has been tendered to the Corporation) that the claimant has not met the standards of conduct for indemnification, but the burden of such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.


4.3 Article Not Exclusive. The rights to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article 4 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the certificate of incorporation, agreement, vote of stockholders or disinterested directors or otherwise.

4.4 Insurance. The Corporation may purchase and maintain insurance on its own behalf and on behalf of any person who is or was a director, officer, employee, fiduciary, or agent of the Corporation or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, whether or not the Corporation would have the power to indemnify such person against such liability under this Article 4.

4.5  Expenses.  Expenses incurred by any person described in
Section 4.1 in defending a proceeding shall be paid by the Corporation in advance of such proceeding's final disposition upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by the Corporation. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate.

4.6 Employees and Agents. Persons who are not covered by the foregoing provisions of this Article 4 and who are or were employees or agents of the Corporation, or who are or were serving at the request of the Corporation as employees or agents of another corporation, partnership, joint venture, trust or other enterprise, may be indemnified to the extent authorized at any time or from time to time by the Board of Directors.

4.7 Contract Rights. The provisions of this Article 4 shall be deemed to be a contract right between the Corporation and each director or officer who serves in any such capacity at any time while this Article 4 and the relevant provisions of the General Corporation Law of the State of Delaware or other applicable law are in effect, and any repeal or modification of this Article 4 or any such law shall not affect any rights or obligations then existing with respect to any state of facts or proceeding then existing.

4.8 Merger or Consolidation. For purposes of this Article 4, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this
Article 4 with respect to the resulting or surviving corporation as he or she would have with respect to such constituent corporation if its separate existence had continued.

ARTICLE 5

STOCK

Section 5.1 Certificates. Every holder of one or more shares of capital stock of the Corporation shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman or the President or a Vice President, and by the Secretary or an Assistant Secretary, certifying the number of shares owned by him in the Corporation. Any of or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

ARTICLE 6

MISCELLANEOUS

Section 6.1 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs or any other information storage device, provided that the records so kept can be converged into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

Section 6.2 Amendment of By-Laws. These by-laws may be amended or repealed, and new by-laws adopted, by the Board of Directors, but the stockholders entitled to vote may adopt additional by-laws and may amend or repeal any by-law whether or not adopted by them.

EXHIBIT 10(j)

MASTER VISION PLANS, INC.
2424 North Federal Highway - Suite 362
Boca Raton, Florida 33431
(hereinafter called MVP)

and

FIRST MEDICAL PLAN, INC.
Avenida de Diego - #328
Edif. Chevere 3rd Piso - Parada 22
Santurce, Puerto Rico 00910 (hereinafter called Group)

AVENIDA MUNOZ RIVERA, 402 - PARADA 31
HATO REY, PUERTO RICO  00917

Agree as Follows:

MASTER VISION PLANS, INC. shall provide a Panel of Providers to perform services for eligible persons as described under "Eligibility," subject to the terms and conditions of this Agreement.

This Contract shall be effective from the 1st day of July 1996, for an initial term of forty-eight (48) months and shall automatically renew thereafter for a period of forty-eight (48) consecutive months unless terminated by either party upon one hundred twenty (120) days prior written notice prior to completion of each forty-eight (48) month term.

The provisions and conditions set forth on these pages, including all addendum pages shall form a part of this Contract as fully as if recited over the signatures hereto affixed.

In witness whereof, the parties have caused this Agreement to be executed at San Juan, Puerto Rico, this 27th day of February,
1996.

FIRST MEDICAL PLAN, INC.               		MASTER VISION PLANS, INC.

By  Eduardo Artau  /s/			                By  Vincent C. Manopoli  /s/

Title	Chairman				                       Title	President

Date	2/27/96				                         Date	3/11/96

ELIGIBILITY

Employees/Members who elect Vision Care Coverage and agree to the necessary payroll reductions are required to retain their Vision Care Coverage for a minimum of one (1) year, assuming they remain employed. Eligible employees who are not covered during the initial enrollment period may not be covered until the next open enrollment period of the Group. New employees will be eligible on the first day upon beginning employment.
New employees must elect coverage within sixty (60) days of eligibility or wait until the next Group open enrollment period. Employee/Member coverage shall be effective on the Group's effective date if currently employed.

If the necessary payroll reductions have been agreed to and dependent coverage is selected, dependents are also required to retain their Vision Care Coverage for a minimum of one (1) year. Eligible dependents may be covered by MVP only if the employee has also elected such Vision Care Coverage. Eligible dependents who are not covered during the initial enrollment period may not be covered until the next Group open enrollment period. Dependent coverage shall be effective on the same day as the Employee/Member.

Dependents - Dependents eligible are the eligible employee's legal spouse or unmarried dependent children living with employee and legal spouse who have not attained their nineteenth birthday (or their twenty-fifth birthday if attending school full-time at an accredited educational institution). An unmarried child over eighteen (18) years of age shall be eligible as a dependent if he/she is incapable of self-support because of physical or mental incapacity that commenced prior to reaching age nineteen (19) and is chiefly dependent upon the Employee for support and maintenance. Dependent coverage is in effect at the time of birth of an eligible dependent child of, or upon the effective date of legal adoption of a child to, employee and legal spouse, such newborn(s) or adopted child will automatically be included in such dependent coverage in effect at that time upon written notification to MVP of such birth or adoption.

If a claim is denied for the stated reason that the child has attained the limiting age for dependent children specified in the Contract, the burden shall be on the Group to establish that the child is and has continued to be handicapped.

BENEFITS

The benefits described on the following pages, including all addendums hereto, are available to each eligible person by any participating MVP Panel Provider provided eligible person follows the proper procedures by obtaining an MVP Eyecare Benefit Form (EBF) and presenting it to the Doctor in advance, or by having the participating Panel Provider obtain an Eyecare Benefit Form (EBF) in advance of providing services.

I.	VISION EXAMINATION AND ANALYSIS

Each eligible person shall be entitled to a complete vision exam and analysis as specified in Addendum A.

VISION ANALYSIS shall include a comprehensive examination of the visual functions including the prescription of corrective eyewear where indicated.

II.	MATERIALS

A.	LENSES AND FRAME - Where the vision examination indicates
that new lenses or frame, or both, are necessary for the proper visual health and welfare of an eligible person, they will be supplied, together with such professional services as are necessary, which shall include, but not be limited to:

1.	Prescribing and ordering proper lenses.
2.	Assisting in the selection of a new frame.
3.	Verifying the accuracy of the finished lenses.
4.	Proper fitting and adjustment of the spectacles.
5.	Progress or follow-up work as necessary.
6.	Subsequent adjustments to frame to maintain comfort and
efficiency.

Certain materials, such as those described in "LIMITATIONS," may be cosmetic in nature and not necessary for the visual welfare of the patient. The extra cost of these must be borne by the patient.

MVP offers a modern and extensive selection of frames from the American Collection of Frames consisting of over 144 current styles. Each participating Provider under MVP stocks a complete display supply of this American Collection thereby assuring a uniform selection of "covered" frame styles when utilizing Participating Providers.

Materials are available to each eligible person as the specifications under Addendum A attached hereto.

B.	CONTACT LENSES

In addition to Eyeglass Benefits, the eligible member may choose PROSITE (or equivalent as determined by Master Vision Plans) Daily Wear (Prosite "XT"), Extended Wear (Prosite "55"), or Prosite Disposable (two boxes) Contact Lenses; or Division I Daily Wear or Division I Extended Wear Contact Lenses.
Frequency is once every twelve (12) months in addition to the Eyeglass Benefit. Contact Lenses include a starter kit of solutions with the initial fitting.

C.	MEDICALLY NECESSARY CONTACT LENSES

Medically necessary Contact Lenses will be covered under the Plan, in lieu of Eyeglasses, under the following circumstances:

(1) Following cataract surgery; or (2) when vision acuity cannot be corrected to 20/70 in the better eye except by the use of Contact Lenses. Lenses will be provided and assessed once every twelve (12) months and replaced only if a new prescription is warranted or if lenses are damaged.

D.	OTHER MATERIALS AND SERVICES

Any materials (frames, lenses, or contact lenses) in excess of the frequencies noted above, or specifically non-covered, will be available to members at all Participating Provider locations at a discount of 25% from the Participating Provider's regular retail prices.

LIMITATIONS

EXTRA COST ITEMS

This Plan is designed to cover visual needs rather than cosmetic materials. When the patient selects any item not listed in the description of coverage in Addendum A attached hereto, then MVP will cover the cost of the allowed materials and the patient will be responsible for paying the additional cost for extras. Such extra cost items include, but are not limited to:

1.	Oversized lenses required in a "Non-Executive Collection"
frame.
2.	Blended and progressive lenses (no-line bifocals) or
lens styles other than those listed in Addendum A.
3.	Lens coating.
4.	Tinted lenses.
5.	Photochromic lenses.
6.	Frames costing more than the plan allowance.

7.	Faceted lenses.
8.	Lens materials other than CR-39 regular plastic.
9.	Other Cosmetic items.

NOT COVERED

There is no benefit for professional services or materials connected with:

1.	Medically necessary Contact Lenses, except as described in
Addendum A, Page 2.

2.	Orthoptics or vision training, subnormal vision aids,
aniseikonia lenses, plano (non-prescription) lenses or glasses secured when there is no prescription change.

3.	Lenses and frames furnished under this program which are lost or broken will not be replaced except at the normal intervals when services are otherwise available.

4.	Medical or surgical treatment of the eyes.

5.	Services or materials provided as a result of Workers'
Compensation law, or similar legislation, or obtained through or required by any government agency or program whether Federal, Commonwealth, or any subdivision thereof.

6.	Any eye examination required by an employer as a condition of employment, or any service or material provided by any other vision care plan, or group benefit plan containing benefits for vision care.

7.	If the covered person does not identify himself properly as a
MVP Member in advance, but visits the Panel Doctor as a private patient, the Panel Doctor is not obligated to accept MVP's fees as full payment for these services, but may elect to charge the covered person his usual and customary fees, in which case, the member will be reimbursed according to the guidelines covering non-participating provider fee reimbursement.

8.	Two pair of glasses in lieu of bifocals.

MVP may, at its sole discretion, waive any of the Plan limitations if, in the sole opinion and determination of MVP, this is necessary for the patient's visual welfare.

RATES AND PAYMENTS

Rates by Group to MVP for services and materials provided hereunder are outlined in Addendum "B" attached hereto.

Each monthly premium payment is to be paid by Group no later than the first (1st) calendar day of each month for services provided the previous month. Example: payment for July services will be paid no later than August 1st.

Any premiums received by MVP which are more than thirty (30) days late shall be subject to a 1.5% per month late charge.
This contract may be canceled at MVP's sole discretion for non-payment of premiums after thirty (30) days written notice to Group of non-payment and subsequent failure by Group to cure such delinquency in full.

GENERAL PROVISIONS

1.	MVP acts as a contracting agency hereunder to enable Group
and persons to acquire professional vision care on a pre-paid basis. Under no circumstances shall MVP or Group be liable for the negligence, wrongful acts, or omissions of any Doctor, Optician, Laboratory or other person or organization performing services or supplying materials in connection with this Agreement. Group agrees that neither Group nor its representatives or employees shall engage in referring members of Group directly in preference to any particular Provider, or Providers, whether or not a member of the MVP Panel, without MVP's prior written consent.

2.	Each eligible person shall be entitled to obtain the services enumerated herein from a participating Panel Provider of MVP.
The names, addresses, and telephone numbers of the Participating
Panel Providers shall be made available to eligible members of Group when seeking services.

3.	MVP shall have the right at all reasonable times to inspect
such records of Group as MVP deems necessary to determine the number and eligibility of eligible persons, and Group agrees to make such records available at such times and upon reasonable requests.

4.	All notices provided hereunder shall be deemed as having been properly made upon depositing the same in the United States mail, postage prepaid, Certified, Return Receipt Requested, and addressing such notices to MVP at its Main Office, or to Group at the address appearing last on the books of MVP.

5.	Upon receipt (verbal or written) by MVP of a request for
benefits from a member of Group, MVP will issue a Eyecare
Benefit Form (EBF) to such member provided:

A.	The request is certified by Group and/or MVP; or

B.	The Member appears eligible by reason of the latest
information available to MVP furnished by the Group.

Eyecare Benefit Form (EBF) so issued shall be assigned an expiration date, allowing a reasonable period of time for the eligible person to obtain services. Such Eyecare Benefit Form
(EBF) properly used shall constitute a claim against the plan, irrespective of later loss of eligibility by the Member or cancellation of this Contract.

6.	Eyecare Benefit Forms (EBF) authorizing services will not be issued under this Contract on or after the date of expiration of the Contract.

7.	If service for an eligible person hereunder is being rendered as of the termination date of this coverage, such service shall be continued to completion but in no event beyond six (6) months after the termination date of the contract. MVP reserves the right to reject any and all claims for services or benefits which are filed with it more than sixty (60) days after completion of services.

8.	This instrument contains all of the provisions of the
Contract between the parties hereto, and no promise or agreement not contained herein shall be binding on the parties unless the same is in writing, signed by the duly authorized parties hereto and attached to this Contract. Only an Officer or Director of MVP has the power to change, modify or waive the provisions of this Contract, and then only in writing. Consent of eligible persons is not required to effect any such change.

9.	Neither this Contract, nor any benefits hereunder, including the payment of money is assignable, except with prior consent of MVP.

10.	If any provisions of this Contract is declared invalid or
unenforceable, the remaining provisions hereof shall remain in full force and effect. The failure of either party to protest any default or breach shall not constitute a waiver of such party's rights under this Contract, or such party's rights upon any subsequent default or breach.

11.	This Agreement, and any and all services and benefits
provided hereunder, shall be subject to applicable licensure and approval by the Department of Insurance of the Commonwealth of Puerto Rico. In the event such applicable licensure and/or approval is not in effect as of the effective date of this Agreement, then the initial term and effective date shall begin on the first day of the month immediately following receipt of such applicable notification of approval by the Department of Insurance.

12.	This Contract shall be governed by and construed under the
laws of the Commonwealth of Puerto Rico and any disputes shall be adjudicated in Puerto Rico.

13.	This Contract may be amended from time to time by mutual
written agreement from both Group and MVP.

14.	Each party represents it has all requisite legal power and
authority and has taken all action necessary or appropriate to enter into this Contract and that its representative executing this Contract is duly empowered to do so.

SOLICITATION OF MEMBERSHIP

Group will bear all costs for the distribution of MVP brochures and marketing and other materials (via normal Member distribution process or by mail) as well as the tabulation and collection of enrollment forms mailed in by Group's members, immediately prior to Plan's date of commencement and on an as needed basis, thereafter as required by MVP to provide the services and benefits described herein this Agreement.

FIRST MEDICAL PLAN VISION COVERAGE PLAN DESCRIPTION AMERICAN PLAN
OPTOMETRIC AND OPTICAL ADDENDUM A

The Plan proposed as outlined covers all eligible Benefit
Members and dependents utilizing MASTER VISION PLANS, INC.'s
Participating Providers.

I.	COVERAGE

	A.	Professional Services:

	Vision Analysis, Exam

	B.	Materials:

	Frames

	Single Vision Lenses

	Bifocal Lenses

	Trifocal Lenses

	Contact Lenses

II.	BENEFITS

	A.	Vision Analysis and Examination

A complete examination and analysis of the eyes and related structures to assess vision problems or other abnormalities, to include case history, external and internal examination of the eyes, retinoscopy, subjective refraction, coordination testing, near vision testing, tonometry, confrontation fields, diagnosis, consultation and prescription for eyewear, if necessary. Eligibility is one (1) such exam every twelve (12) months.

 B.	Lenses

The Provider will order the appropriate lenses on an "if needed" basis and verify the accuracy of the finished product. Lenses will be assessed under the Plan a maximum of once every twelve (12) months and replaced only if a new prescription is warranted or if lenses are damaged. The following lenses are covered:

Single Vision
Bifocals - Round 22, FT 25 or FT 28
Trifocals - 7x25 or 7x28
CR-39 Regular Plastic Lens Material

C.	Frames

The Provider will inspect the frames and replace every twelve
(12) months if needed. Master Vision Plans offers a modern and extensive selection of frames from the American Collection of Frames consisting of over 144 current styles. Each Participating Provider under Master Vision Plans stocks a complete display supply of this American Collection, thereby assuring a uniform selection of "covered" frame styles throughout the island of Puerto Rico.

D.	Contact Lenses

In addition to Eyeglass Benefits, the eligible member may choose PROSITE (or equivalent as determined by Master Vision Plans) Daily Wear (Prosite "XT"), Extended Wear (Prosite "55"), or Prosite Disposable (two boxes) Contact Lenses; or Division I Daily Wear or Division I Extended wear Contact Lenses. Frequency is once every twelve (12) months in addition to the Eyeglass Benefit. Contact Lenses include a starter kit of solutions with the initial fitting.

E.	Medically Necessary Contact Lenses

Medically necessary Contact Lenses will be covered under the Plan, in lieu of Eyeglasses, under the following circumstances:

(1) Following cataract surgery; or (2) when vision acuity cannot be corrected to 20/70 in the better eye except by the use of Contact Lenses. Lenses will be provided and assessed once every twelve (12) months and replaced only if a new prescription is warranted or if lenses are damaged.

F.	Other Materials and Services

Any materials (frames, lenses or contact lenses) in excess of the frequencies noted above, or specifically non-covered, will be available to members at all Participating Provider locations at a discount of 25% from the Participating Provider's regular retail prices.

III.	LIMITATIONS

A.	There will be no benefit for professional services or
materials connected with:

1.	Orthoptics or vision training (low vision) contact lenses
(except as specified in Section II), lenses or eyewear obtained when there is no prescription change.

2.	Lenses and frames furnished under this program which are lost or broken will not be replaced except at the normal intervals when services are otherwise available.

3.	Medical or surgical treatment of the eyes.

4.	Service or materials provided as a result of Workers'
Compensation claims.

5.	Two (2) pairs of glasses in lieu of bifocals.

6.	Tints, photochromatic lenses, hi-index lenses, and the like
are available to members as an out-of-pocket discounted additional expense.

7.	Invisible bifocals, progressive lenses, specialty or
occupational lenses, or lens styles not specifically listed in
Section II-B above.

8.	Designer or non-covered frames are available as an
out-of-pocket discounted additional expense.

IV.	PLAN REIMBURSEMENT SCHEDULE

	A.	Examination				                          $8.00 co-payment

	B.	Lenses

		Single Vision Lenses			                    $8.00 co-payment
		Bifocal Lenses				                         $8.00 co-payment
		Trifocal Lenses			                         $8.00 co-payment

	C.	Frames					                              $12.00 co-payment

	D.	Contact Lenses

		Cosmetic C/L:
  Daily Wear (Prosite "XT")		                $59.00 co-payment
		Daily Wear Division I Lenses		             $99.00 co-payment
		Extended Wear (Prosite "55)		              $69.00 co-payment
		Extended Wear Division I Lenses	           $129.00 co-payment
		Disposable Prosite (2 Boxes)		             $49.00 co-payment

		Medically Necessary C/L		                  $12.00 co-payment

EXHIBIT 10(k)
AGREEMENT BETWEEN UNITED HEALTHCARE PLANS OF
PUERTO RICO, INC. AND MASTER VISION PLANS, INC.


This Agreement, effective July 1, 1996 ("Effective Date"), is between United HealthCare Plans of Puerto Rico, Inc. ("Plan") and Master Vision Plans, Inc. ("Corporation") for the purpose of setting forth the terms and conditions under which Corporation shall provide certain services to Plan, as defined herein. For services rendered on or after its Effective Date, this Agreement supersedes and replaces any existing agreements between the parties relating to the same subject matter.

SECTION 1 Definitions

Benefit Contract:	A benefit plan which includes health care
coverage and contains the terms and conditions of a Member's coverage.

Health Services:	The health care services and supplies covered
under the Member's Benefit Contract and which are generally described in Exhibit A to this Agreement.

Member:	An individual who is properly covered under a Benefit
Contract and is eligible as defined in Exhibit B to this Agreement. It at any time Plan's definition of eligibility varies from that of Exhibit B, Plan's definition will control.

Participating Provider:	A health care professional or facility,
including Providers and Corporation, that has or is governed by a written participation agreement which is in effect with Plan, directly or through another entity, to provide Health Services to selected groups of Members.

Payor:		The entity or person authorized by Plan to access one or
more of Plan's networks of Participating Providers and that has the financial responsibility for payment of Health Services covered by a Benefit Contract.

Provider:	An optician, optometrist or ophthalmologist duly
licensed and qualified under the laws of the jurisdiction in which health care services are rendered, that has entered into an agreement with Corporation and Plan for the provision of Health Services to Members.

SECTION 2 Obligations of Corporation

2.1	Provision of Services.	Corporation shall arrange for
Providers to render Health Services to all Members. Corporation shall, and shall cause Providers to, cooperate with all medical management, utilization management, credentialing, quality assessment, peer review, or other similar programs established by Plan.

2.2	Payment to Providers.	Corporation shall be solely
responsible for compensating Providers for all Health Services rendered to Members, and Corporation and Providers shall hold harmless and indemnify Plan and Payor against any claims for compensation by a Provider.

2.3	Representations and Warranties.	Corporation represents and
warrants that (1) it has been and will continue to be properly formed pursuant to the laws of the jurisdiction in which the services in this Agreement are rendered; (2) it has the unqualified authority to and shall bind itself and Providers to all of the terms and conditions of this Agreement, including any Appendices, Attachments and Exhibits, as applicable; and (3) all documents reviewed by Plan prior to execution of this Agreement, including any agreements Corporation has in place with Providers, shall remain substantially similar to those reviewed by Plan, and if Corporation intends to make any substantial changes which would materially affect this Agreement, Corporation shall submit to Plan any proposed changes for Plan's prior review and/or approval. Corporation agrees that any such changes implemented without Plan's prior review and/or approval shall not take effect with respect to this Agreement at Plan's sole discretion. Corporation also agrees that if any terms of any Corporation documents conflict or appear to conflict with this Agreement, including any Appendices, Attachments and Exhibits, as applicable, the terms in this Agreement shall prevail.

2.4	Laws, Regulations, Licensure.	Corporation shall maintain all
federal, state and local licenses, certifications and permits, without material restriction, which are required to provide the services Corporation is obligated to provide under this Agreement, and shall comply with all applicable statutes and regulations.

SECTION 3 Obligations of Plan or Payor

3.1 	Payment to Corporation.	For the services rendered by
Corporation pursuant to this Agreement, and for the provision of Health Services to Members by Providers, Payor shall pay Corporation as provided in the Exhibit C. The obligation for payment to Corporation under this Agreement is solely that of Payor.

SECTION 4 Liability of Parties

4.1	Responsibility for Damages.		Each party shall be responsible
for any and all damages, claims, liabilities or judgments which may arise as a result of its own negligence or intentional wrongdoing. Any costs for damages, claims, liabilities or judgments incurred at any time by one party as a result of the other party's negligence or intentional wrongdoing shall be paid for or reimbursed by the other party.

4.2	Corporation's Insurance.	Corporation and its participating
providers shall procure and maintain professional liability
insurance which covers the services Corporation is providing under this Agreement, with minimum limits in the amounts of
$300,000 per occurrence and $1,000,000 aggregate.  Corporation shall also procure and maintain comprehensive general and/or umbrella liability insurance in the amount of $1,000,000 per
occurrence and aggregate.   Corporation's professional liability
insurance shall be either occurrence or claims made with an extended period reporting option under such terms and conditions as may be reasonably required by Plan and available for Corporation to purchase. Prior to or within 30 days following execution of this Agreement by Corporation and at each policy renewal thereafter, Corporation shall submit to Plan in writing evidence of insurance coverage. Corporation shall notify Plan in writing within ten (10) days of any changes in carriers, termination of, renewal of, or other material changes in Corporation's liability insurance, including reduction of limits, erosion of aggregate, changes in retention or non-payment of premium.

4.3 	Plan's Insurance.	Plan, at its sole cost and expense, shall
procure and maintain comprehensive general liability, professional liability and other necessary insurance to insure
Plan and its employees, acting within the scope of their duties, against claims for damages arising by reason of personal injury or wrongful death occasioned directly or indirectly by Plan or by its employees in connection with the performance of Plan's responsibilities under this Agreement.

SECTION 5 Books and Records

5.2	Maintenance of and Plan Access to Information.  Corporation
shall maintain, in accordance with standard and accepted practices, such financial, accounting and claims records as shall be necessary, appropriate or convenient for Plan to monitor Corporation's services under this Agreement. During regular business hours and upon reasonable notice and demand, Plan shall have access to and the right to audit all utilization, information and records within the possession of Corporation or Providers which are related to the services provided under this Agreement, including relating to Health Services rendered by Providers. Unless a longer time period is required by applicable statutes or regulations, Plan shall have such access during the term of this Agreement and for three (3) years following its termination. Records or copies of records requested by Plan shall be provided within 14 days from the date such request is made, except in the case of an audit by Plan where records or copies of records shall be provided at the time of the audit. The photocopying of information requested by Plan pursuant to this section shall be at no charge to Plan.

5.2	Corporation Access to Plan Information.	Corporation shall
have the right at all reasonable times to inspect such records of Plan as Corporation deems necessary to determine the number and eligibility of eligible persons, and Plan agrees to make such records available at such time and upon reasonable request.

5.3	Right to Provider Information.	Upon reasonable notice by
Plan, Corporation shall provide Plan with all reasonably requested information regarding each Provider to the extent Corporation possesses such information or can obtain it without undue effort or expense. Plan reserves the right upon reasonable advance notice to review any files related to the credentialing of any current or future Providers during the term of this Agreement. The photocopying of information requested by Plan pursuant to this section shall be at no charge to Plan.

5.4	Regulatory Agency Access to Information.	The federal, state
and local government and any of their authorized representatives shall have access to, and Plan, Corporation and Providers are authorized to release, in accordance with all applicable statutes and regulations, all information and records or copies of such, within their possession, which are pertinent to and involve transactions related to this Agreement, and access which is necessary to comply with statutes and regulations applicable to Plan, Corporation or Providers.

5.5	Privacy of Information.	Corporation, Plan, Payor and
Provider shall maintain the privacy of all information regarding
Members and Providers in accordance with any applicable statutes and regulations.

SECTION 6 Resolution of Disputes

6.1	Resolution of Disputes.	In the event a dispute between Plan
and/or Payor and Corporation and/or any Provider arises out of or is related to this Agreement, the parties to the dispute shall meet and negotiate in good faith to attempt to resolve the dispute. In the event the dispute is not resolved within 30 days of the date one party sent written notice of the dispute to the other party, and if any party wishes to pursue the dispute, it shall be submitted to binding arbitration in accordance with the rules of the American Arbitration Association. In no event may arbitration be initiated more than one year following the sending of written notice of the dispute. Any arbitration proceeding under this Agreement shall be conducted in Puerto
Rico. The arbitrators shall have no authority to award any punitive or exemplary damages, or to vary or ignore the terms of this Agreement, and shall be bound by controlling law. If the dispute pertains to a matter which is generally administered by certain Plan or Corporation procedures, such as a credentialing or quality assurance plan, the procedures set forth in that plan must be fully exhausted by Corporation or Provider before any right to arbitration under this section may be invoked.

SECTION 7 Term and Termination

7.1	Term.	The term of this Agreement shall begin on the
Effective Date and shall remain in effect for a period of twelve
(12) months, until June 30, 1997, and shall automatically renew thereafter for periods of twelve (12) consecutive months, unless terminated by any of the conditions described herein in Section 7.2.

7.2	Termination.	This Agreement may be terminated as follows:

1.	by either party upon ninety (90) days prior written notice to the other party.
2.	by either party, upon forty-five (45) days
prior written notice to the other party, in the event of a
material breach of this Agreement by the other party.  The
parties agree that a reasonable opportunity to cure the material breach shall be required prior to one party sending notice to the other party of termination of this Agreement pursuant to this paragraph.
3.	by Plan immediately due to Corporation's loss
or suspension of licensure or certification or loss of liability insurance required under this Agreement.
4.	by Corporation for non-payment of premium by Plan after thirty
(30) days written notice to Plan of non-payment and subsequent failure by Plan to cure such delinquency in full.

SECTION 8 Miscellaneous

8.1	Amendment.	This Agreement may be amended only in writing,
and the amendment must be executed by all parties.

8.2	Regulatory Amendment.	Plan may also amend this Agreement to
comply with applicable statutes and regulations, and shall give sufficient notice pursuant to Section 8.7 to Corporation of such amendment and its effective date. The amendment will not require agreement by Corporation.

8.3	Assignment.	Plan may assign all or any of its rights and
responsibilities under this Agreement to any entity controlling, controlled by, or under common control with Plan. Corporation acknowledges that persons and entities under contract with Plan may perform certain administrative services under this Agreement. Corporation may assign any of its rights and responsibilities under this Agreement to any person and/or entity controlling, controlled by, or under common control with Corporation with the prior written consent of Plan, which consent shall not be unreasonably withheld.

8.4	Relationship Between Plan and Corporation and Plan and
Providers.	The relationships between Plan and Corporation and
between Plan and Providers are solely that of independent contractors, and nothing in this Agreement or otherwise shall be construed or deemed to create any other relationship, including one of employment, agency or joint venture.

8.5	Entire Agreement.	This Agreement and attached Exhibits A, B
and C constitutes the entire agreement between the parties in regard to its subject matter.

8.6	Governing Law.	To the extent not preempted by federal law,
this Agreement shall be governed by and construed in accordance with the applicable laws of the Commonwealth of Puerto Rico.

8.7	Notices.	All notices provided hereunder shall be deemed as
having been properly made upon depositing the same in the United
States mail, postage prepaid, certified, return receipt requested, and addressing such notices to Corporation or Plan at the addresses appearing on this Agreement.

THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION THAT
MAY BE ENFORCED BY THE PARTIES.

UNITED HEALTHCARE PLANS OF	                MASTER VISION PLANS, INC.
PUERTO RICO, INC.			                       2424 North Federal Highway
St. 1, Corner Road 165			                  Suite 362
Rexco Office Park Buchanan			              Boca Raton, Florida  33431
Sector, Guaynabo, Puerto Rico  00968
By	\s\					                                By \s\ Vincent C. Manopoli

Its	President				                          Its President

Date	May 28, 1996				                      Date  May 29, 1996

EXHIBIT A

HEALTH SERVICES/BENEFITS

The benefits described in Addendum "A" are available to each eligible person by any participating Corporation Panel Provider provided eligible person follows the proper procedures by obtaining a Corporation Eyecare Benefit Form (EBF) and presenting it to the Doctor in advance, or by having the participating Panel Provider obtain an Eyecare Benefit Form
(EBF) in advance of providing services.

This plan is designed to cover visual needs rather than cosmetic materials. Certain materials, such as those described in "Limitations" on Addendum "A" may be cosmetic in nature and not necessary for the visual welfare of the patient. The extra cost of these must be borne by the patient.

Addendum "A"

The plan proposed as outlined covers all eligible Group Members and dependents utilizing Corporation's Participating Providers.

I.	COVERAGE

	A.	Professional Service

Vision Analysis, Exam

	B.	Materials

Frames
Single Vision Lenses
Bifocal Lenses
Contact Lenses

II.	BENEFITS

	A.	Vision Analysis and Examination

A complete examination and analysis of the eyes and related structures to assess vision problems and other abnormalities, to include case history, external and internal examination of the eyes, retinoscopy, subjective refraction, coordination testing, near vision testing, tonometry, confrontation fields, diagnosis, consultation and prescription for the eyewear, if necessary. Eligibility is one (1) such exam every twelve (12) months.

	B.	Lenses

The Provider will order the appropriate lenses on an "if needed" basis and verify the accuracy of the finished product. Lenses will be assessed under the Plan a maximum of once every twelve (12) months and replaced only if a new prescription is warranted or if lenses are damaged. The following lenses are covered:

				Single Vision
 			Bifocals - Round 22, FT 25 or FT 28
 			CR-39 Regular Plastic Lens Material

	C.	Frames

The provider will inspect the frames and replace every twelve
(12) months if needed. Corporation offers a modern and extensive selection of frames from the Presidential Collection of Frames consisting of over 96 current styles. Each Participating Provider under Corporation's Plan stocks a complete display supply of this Presidential Collection, thereby assuring a uniform selection of "covered" frame styles throughout the Island of Puerto Rico. This means that a member in one part of the Island will have access to the identical selection of frames as a Member in another part of the Island.

	D.	Contact Lenses

In lieu of the Eyeglass Benefits, the eligible member may choose PROSITE Soft Daily Wear Contact Lenses at no additional charge. Frequency is once every twelve (12) months in lieu of eyeglasses. Contact Lenses include a starter kit of solutions with the initial fitting.

	E.	Other Materials and Services

Any materials (frames, lenses, or contact lenses) in excess of the frequencies noted above, or specifically non-covered, will be available to members at all Participating Provider locations at a discount of 25% from the Participating Provider's regular retail prices.

III.	LIMITATIONS

	A.	There will be no benefit for professional services or
materials connected with:

1.	Medically necessary Contact Lenses, except with prior
authorization.

2.	Orthoptics or vision training (low vision) contact lenses
(except as specified in Section II), lenses or eyewear obtained when there is no prescription change.

3.	Lenses or frames furnished under this program which are lost or broken will not be replaced except at the normal intervals when services are otherwise available. However, lenses and frames furnished under this program are warranted for a period of twelve (12) months against factory/laboratory defects and workmanship.

4.	Medical or surgical treatment of the eyes.

5.	Services or materials provided as a result of Worker's
Compensation claims or provided by the Group's Health Insurance
Plan.

6.	Two pairs of eyeglasses in lieu of bifocals.

7.	All spectacle lenses shall be CR-39 Plastic.  Tints,
photochromatic lenses, Hi-Index lenses and the like are available to members as an out-of-pocket discounted additional expense.

8.	Invisible bifocals, progressive lenses, specialty or
occupational lenses, or lens styles not specifically listed in
Section II-B above.

9.	Designer or non-covered frames are available as an
out-of-pocket discounted additional expense.

EXHIBIT B

MEMBER ELIGIBILITY

Employees/Members who elect Corporation's coverage and agree to the necessary payroll deductions are required to retain their Corporation's coverage for a minimum of one (1) year, assuming they remain employed. Eligible employees who are not covered during the initial enrollment period may not be covered until the next open enrollment period of the Plan. New employees will be eligible for enrollment on the first day upon beginning employment. New employees must elect coverage within sixty (60) days of eligibility or wait until the next Plan open enrollment period. Employee/Member coverage shall be effective on the Plan's effective date, if currently employed.

If the necessary payroll deductions have been agreed to and dependent coverage is selected, dependents are also required to retain their Corporation's coverage for a minimum of one (1) year. Eligible dependents may be covered by Corporation only if the employee has also elected such Corporation's coverage. Eligible dependents who are not covered during the initial enrollment period may not be covered until the next Plan's open enrollment period. Dependent coverage shall be effective on the same day as the Employee/Member.

DEPENDENTS - Dependents eligible are the eligible employee's spouse and/or in the case of a couple, the other designated individual, and unmarried dependent children living with employee and spouse who have not attained their nineteenth birthday (or their twenty-fifth birthday if attending school full time at an accredited educational institution). An unmarried child over eighteen years of age shall be eligible as a dependent if he/she is incapable of self-support because of physical or mental incapacity that commenced prior to reaching age nineteen and is chiefly dependent upon the Employee for support and maintenance. Dependent coverage is in effect at the time of birth of an eligible dependent child of, or upon the effective date of legal adoption of a child to, employee and legal spouse, such newborn(s) or adopted child will automatically be included in such dependent coverage in effect at that time, upon written or electronic notification to MVP of such birth or adoption.

If a claim is denied for the stated reason that the child has attained the limiting age of dependent children specified in the Contract, the burden shall be on the Plan to establish that the child is and has continued to be handicapped.

EXHIBIT 10(l)
PROFESSIONAL PROVIDER AGREEMENT


This Professional Provider Agreement ("Agreement") is made and entered into as of the 1st day of January 1997 by and between APOLLO EYECARE MANAGEMENT CORP. ("Provider"), and the Foundation Health Corporation Affiliates ("Foundation") identified in Addendum A to this Agreement.

R E C I T A L S

A.	Provider is an individual practitioner, or single specialty
group practice corporation that provide professional health care services or medical products.

B.	Foundation is one or more corporations which has the legal
authority to enter into this Agreement, and to perform the obligations of Foundation hereunder with respect to the Benefit
Programs identified on Addendum A.

C.	Foundation desires to enter into this Agreement to arrange
for Provider to render Contracted Services to Beneficiaries of the various Benefit Programs identified on Addendum A.

D.	Provider desires to enter into this Agreement to render
Contracted Services to Beneficiaries of the various Benefit
Programs identified on Addendum A.

A G R E E M E N T

NOW, THEREFORE, in consideration of the above recitals and the covenants contained herein, the parties hereby agree as follows:

I.	DEFINITIONS

Many words and terms are capitalized throughout this Agreement to indicate that they are defined as set forth in this Article
I.

1.1	Affiliate.  A company in which Foundation Health
Corporation, a Delaware corporation, owns 51% or more of the voting stock. The Affiliates provide, arrange or administer one or more Benefit Programs covered under this Agreement on behalf of themselves and Payors. The Affiliates who are parties to this Agreement are listed on Addendum A, as amended from time to time by Foundation.

1.2	Beneficiary.  (Member) A person who is eligible to receive
Covered Medical Services under a Benefit Program included in this Agreement, including a newborn baby who is a dependent of Beneficiary during the first 31 days following the baby's birth and/or legal adoption.

1.3	Benefit Program.  Foundation's or a Payor's performance of
its obligations to provide, arrange or administer health care, provider networks, administrative or other related services pursuant to a written agreement between a public or private employer or other entity or person and Foundation. The Benefit Programs covered under this Agreement are listed on Addendum A hereto, as amended from time to time.

1.4	Benefit Program Requirements.  The rules, procedures,
policies, protocols and other conditions to be followed by Participating Providers and Beneficiaries with respect to providing Covered Medical Services under a particular Benefit Program.

1.5	Contracted Services.  All professional medical and other
Covered Medical Services except Excluded Services, to be rendered by Provider to a Beneficiary in accordance with this Agreement.

1.6	Coordination of Benefits.  The allocation of financial
responsibility between two or more payors of health care services, each with a legal duty to pay for or provide Covered
Medical Services to a Beneficiary at the same time.

1.7	Copayment.  That portion of the cost of Covered Medical
Services that a Beneficiary is obligated to pay under a particular Benefit Program, including deductibles and coinsurance. A Copayment may be either a fixed dollar amount or a percentage of the applicable Participating Provider contract rate. Foundation will advise Participating Providers of the amounts or methods by which Copayments may be determined.

1.8	Covered Medical Services. (Covered Services) The Medically
Necessary health care services and supplies that are covered under a Benefit Program.

1.9	Drug Formulary.  Listing of medications eligible for
coverage, prior authorization procedures for obtaining coverage for non-formulary medications, and other policies and procedures related to covered medications, under Foundation's or a Payor's optional outpatient prescription medication benefit which is offered in conjunction with certain Benefit Programs, as updated from time to time.

1.10	Emergency. (Emergency Services) The sudden onset of a
medical condition manifesting itself by acute symptoms of sufficient severity, including severe pain, where the absence of immediate medical attention could reasonably be expected to result in serious impairment to a bodily function, or serious and permanent dysfunction of any body organ or body part, or to cause other serious medical consequences which include placing a Beneficiary's health in permanent jeopardy.

1.11	Excluded Services.  Those health care services and supplies
which are determined not to be Medically Necessary, or which otherwise are not Covered Medical Services under the applicable
Benefit Program.

1.12	Medically Necessary.  Those Covered Medical Services which
are determined under the applicable Utilization Review and Management Program to be:

(a)	Appropriate and necessary for the symptoms, diagnosis or
treatment of a medical condition; and

(b)	Provided for the diagnosis or direct care and treatment of
a medical condition; and

(c)	Within standards of good medical practice within the
organized medical community of the treating provider; and

(d)	Not primarily for the convenience of the Beneficiary or
the treating provider; and

(e)	Consistent with the medical policy, the Utilization
Management Program, Quality Management Program, and  Benefit
Program Requirements applicable to the Benefit Program under which the Covered Medical Services are rendered; and

(f)	The most appropriate and cost effective service or supply
consistent with generally accepted medical standards of care.
For inpatient stays, this means that acute care as an inpatient is necessary due to the kind of services the Beneficiary is receiving or the severity of the Beneficiary's condition, and that safe, cost effective and adequate care cannot be received as an outpatient or in a less intensified medical setting.

1.13	Provider ("Participating Provider").  A hospital,
physician, physician organization, other health care practitioner or other organization which has a direct or indirect contractual relationship with Foundation, a Payor or another Participating Provider and agrees to provide Covered Medical Services in accordance with the Benefit Programs identified in the Agreement to which they are a party.

1.14	Payor.  Foundation, or any other public or private entity
which provides, administers, funds, insures or is responsible for paying Participating Providers for Covered Medical Services rendered to Beneficiaries under a Benefit Program covered under this Agreement.

1.15	Preventive Care.  Preventive Care aims to remove or reduce
disease risk factors and promote early detection of disease or precursor states. Health education and behavior modification are two of the most effective and economical means of disease control.

1.16	Primary Care Physician (PCP).  The physician who is a
Participating Provider and who is responsible pursuant to the applicable Benefit Program for coordinating and managing the delivery of Covered Medical Services to Beneficiaries selected or assigned to such physician.

1.17	Prior Authorization.  The written approval by Foundation,
an Affiliate, a Payor, or other permitted person or entity, prior to admitting a Beneficiary to a hospital, or to providing certain other Covered Medical Services to a Beneficiary, which approval is required under the Utilization Management Program of the applicable Benefit Program.

1.18	Quality Management Program.  The functions, including, but
not limited to, credentialing and certification of providers, review and audit of medical and other records, outcome rate reviews, peer review and provider appeals and grievance procedures performed or required by Foundation, an Affiliate, a Payor, or any other permitted person or entity, to review and improve the quality of Covered Medical Services rendered to Beneficiaries.

1.19	Referral.  When required under a Benefit Program, the
written approval from the Beneficiary's PCP and usually for a specified number of visits, treatments, or period of time, required under a Utilization Management Program for a Beneficiary to receive Covered Medical Services from a physician (usually a specialist) or other health care professional or organization. Referral to a non-Participating Provider generally requires Prior Authorization.

1.20	Supplemental Medical.  A Benefit Program which limits
coverage to Copayments.

1.21	State.  The state or states in which Provider is to
provide Contracted Services under this Agreement.

1.22	Utilization Management Program.  The functions, including,
but not limited to Prior Authorization, Referral and prospective, concurrent and retrospective review, performed or required by Foundation, an Affiliate, a Payor, or any other permitted person or entity, to review and determine whether medical services or supplies which have been or will be provided to Beneficiaries are covered under a Benefit Program and meet the criteria as Medically Necessary.

II.	PERFORMANCE PROVISIONS

2.1	Credentialing of Provider.  Provider shall complete and
submit to Foundation the Credentials Application, as modified from time to time by Foundation, the current form of which is contained in Exhibit 1 to Addendum A of this Agreement. The submitted Credentials Application is a part of this Agreement. In no event will this Agreement become effective, nor will Provider begin performing his or her obligations under this Agreement, until Provider's Credentials Application has been accepted by Foundation. Provider represents and warrants that
Provider: (a) is licensed by the State(s) to provide Contracted Services; (b) provides Contracted Services in compliance with all applicable local, State, and federal laws, rules, regulations and professional standards of care; (c) is certified to participate in Medicare under Title XVIII of the Social Security Act, and in Medicaid under Title XIX of the Social Security Act or other applicable State law pertaining to Title XIX of the Social Security Act; (d) holds active staff privileges on the medical staff(s) of one or more hospital Participating Providers, where applicable; (e) holds a current Drug Enforcement Agency narcotic registration certificate, where applicable; (f) shall maintain professional liability insurance in an amount equal to the lesser of the amount required by state law, or $1,000,000 per claim and $3,000,000 in the aggregate of all claims per policy year; (g) shall maintain all required professional credentials and meet all continuing education requirements necessary to retain Board certification or eligibility in Professional Provider's area(s) of practice; (h) shall maintain a professional relationship with each Beneficiary for whom Professional Provider renders Contracted Services, and shall be solely responsible to such Beneficiary for medical care; and (i) shall maintain such licensure, compliance, certification and registration throughout the term of this Agreement.

2.2	Provision of Services.  Provider agrees to render
Contracted Services to Beneficiaries of the Benefit Programs covered under this Agreement, in accordance with: (a) the terms and conditions of this Agreement; (b) all laws, rules and regulations applicable to Provider, Foundation, Affiliates and Payors; (c) the Utilization Management Program, Quality Management Program, Benefit Program Requirements and grievance, appeals and other policies and procedures of the particular Benefit Program under which the Covered Medical Services are rendered; (d) standards requiring services to be provided in the same manner, and with the same availability, as services are rendered to other patients; and (e) the minimum clinical quality of care and performance standards that are professionally recognized and/or adopted, accepted or established by Foundation.

2.3	Drug Formulary.  Provider shall comply with the drug
dispensing guidelines set forth in Foundation's or a Payor's
Drug Formulary.

2.4	Offices and Hours.  Provider shall maintain such offices,
equipment, patient service personnel and allied health personnel as may be necessary to provide Contracted Services under this Agreement. Provider shall notify Foundation should any PCP's patient load exceed 3,000 active patients. Provider shall provide Contracted

Services under this Agreement at Provider's offices during normal business hours, and shall be available to Beneficiaries by telephone 24 hours a day, seven days a week for consultation on medical concerns. Further, Provider shall be available to provide Covered Services on an Emergency basis 24 hours a day, seven days a week.

2.5	Coverage.  Provider shall arrange for coverage, in the
event of Provider's illness, vacation or other absence from his or her practice, and shall ensure that such coverage is by a Participating Provider. When coverage is by a non-participating provider, then Provider is responsible for the services rendered by the covering provider. Covering physician providers shall agree to provide care at least at the level of care acceptable in the community, as well as the level of care prescribed in Foundation's Medical Policy Manual. Physicians providing coverage shall be informed in writing on procedures for accessing Provider's on-call physician and Foundation's Health Care Services Department for assistance. If such coverage is not by a Participating Provider, Provider shall cause such covering professional to abide by the terms of this Agreement.

2.6	Non-Discrimination.  Provider shall not discriminate
against any Beneficiary in the provision of Contracted Services hereunder, whether on the basis of the Beneficiary's coverage under a Benefit Program, age, sex, marital status, sexual orientation, race, color, religion, ancestry, national origin, disability, handicap, health status, source of payment, utilization of medical or mental health services or supplies or other unlawful basis including, without limitation, the filing by such Beneficiary of any complaint, grievance or legal action against Provider, Foundation, an Affiliate or a Payor.

2.7	Utilization Management Requirements.  Provider agrees to
participate in, cooperate with and comply with all decisions rendered in connection with Foundation's, an Affiliate's or a Payor's Utilization Management Program. Provider also agrees to provide such records and other information as may be required or requested under such Utilization Management Program.

2.8	Prior Authorization and Referrals.  Unless a particular
Benefit Program or Utilization Management Program contains no such requirement, and except in an Emergency, Provider agrees not to seek payment from Foundation or a Payor for Contracted Services rendered to a Beneficiary unless Prior Authorization or a Referral was obtained for the rendering of such services.
Such Prior Authorization or Referral may be issued by Foundation, the applicable Payor, or a Participating Provider. In an Emergency, Provider agrees to attempt to obtain Prior Authorization or a Referral, by telephone if necessary, before providing Contracted Services or ordering other Covered Medical Services.

2.9	Participating Providers.  Except in an Emergency, as
otherwise described in the applicable Benefit Program Requirements, or as otherwise required by law, Provider shall refer Beneficiaries only to Participating Providers for Covered Medical Services, including but not limited to ancillary services such as laboratory and radiology. If a Participating
Provider is not available, Provider shall obtain Prior Authorization before referring a Beneficiary to a non-participating provider. In the event Provider refers a Beneficiary to a non-participating provider without Prior Authorization, Provider agrees to be responsible for payment of claims incurred for the unauthorized Covered Medical Service, and Provider agrees, in accordance with Section 3.7 of this Agreement, to hold harmless the Beneficiary for such claims.
For certain specialized procedures and services, Foundation or a Payor may require that the most cost effective, qualified Participating Provider is utilized for such care. Additionally, if so required under the applicable Benefit Program Requirements, Provider shall admit Beneficiaries only to designated hospital Participating Providers.

2.10	Quality Management Program.  Provider shall be solely
responsible for the quality of Contracted Services rendered to Beneficiaries. The quality of Contracted Services rendered to Beneficiaries shall be monitored under the Quality Management Program applicable to the particular Benefit Program. Provider agrees to participate in and cooperate in all respects with the applicable Quality Management Program. Provider also agrees to comply with all decisions rendered by Foundation or a Payor in connection with a Quality Management Program. Provider also agrees to provide such medical and other records within 10 days of receipt of written notice, and such review data and other information as may be required or requested under a Quality Management Program including outcome reporting in accordance with, but not limited to, the Health Plan Employer Data and Information Set (HEDIS), Version 2.0, or its successor. In the event that the standard or quality of care furnished by Provider is found to be unacceptable under any Quality Management Program, Foundation shall give written notice to Provider to correct the specified deficiencies within the time period specified in the notice. Provider shall correct such deficiencies within that time period.

2.11	Preventive Care.  Provider shall render Preventive Care
and health education to Beneficiaries during each office visit and document such in the medical record per episode of illness.

2.12	Notice of Adverse Action.  Provider shall notify
Foundation in writing, within five days of receiving any written or oral notice of any adverse action, including, without limitation, any malpractice suit or arbitration action, or other suit or arbitration action naming or otherwise involving Provider, Foundation or any Payor, and of any other event, occurrence or situation which might materially interfere with, modify or alter performance of any of Provider's duties or obligations under this Agreement. Provider shall forward to Foundation any written complaint or grievance of a Beneficiary against Provider, Foundation or any Payor within one business day of receipt thereof. Provider shall maintain a written record of any Beneficiary complaint and provide such record to Foundation promptly upon request. Provider also shall notify Foundation promptly of any action against any license, certification under Title XVIII or Title XIX or other applicable statute of the Social Security Act or other State law, DEA narcotic registration certificate, or medical staff privileges at any facility, and of any material change in the ownership or business operations of Provider.

2.13	Professional Liability Insurance.  Provider shall maintain
professional liability insurance in an amount equal to the lesser of the amount required by State law, or $1,000,000 per claim and $3,000,000 in the aggregate of all claims per policy year. Provider agrees to provide Foundation with written evidence, acceptable to Foundation, of such insurance coverage within three days of such request by Foundation. Provider also agrees to notify, or to ensure that its insurance carriers notify, Foundation at least 30 days prior to any proposed termination, cancellation or material modification of any policy for all or any portion of the coverage provided for above.

2.14	Listing of Provider.  Provider agrees that Foundation and
Payors may list the name, address, telephone number and other factual information of Provider, and each of Provider's Professional Providers in its marketing and informational materials. Provider shall supply all printed materials and other information relating to its operations within seven days of Foundation's request.

2.15	Non-Solicitation.  Neither Provider nor any employee,
agent or subcontractor of Provider shall solicit or attempt to convince or otherwise persuade any Beneficiary not to participate or to discontinue participation in any Foundation or Payor Benefit Program for which Provider renders Contracted Services under this Agreement. Further, Provider, and Provider's employees, shall treat Beneficiaries promptly, fairly and courteously.

2.16	New or Additional Benefit Programs.  Provider acknowledges
that Foundation may develop new or additional Benefit Programs, and Provider agrees to negotiate with Foundation in good faith to amend this Agreement to include such new or additional
Benefit Programs as requested by Foundation.  Where a new
Benefit Program falls under existing Addenda, then the applicable contract rates shall automatically apply.

2.17	Payment of Applicable Taxes.  Provider shall be solely
responsible for the collection and payment of any sales, use or other applicable taxes on the sale or delivery of medical services.

2.18	Timely Assignment of Beneficiaries.  Where required under
a Benefit Program, Foundation shall require Beneficiaries to select specified Participating Providers at the time of enrollment. In the event a Beneficiary does not select a PCP or other Participating Providers within 60 days, Foundation shall automatically assign the Beneficiary to the appropriate PCP based upon the zip code in which the Beneficiary resides. Upon automatic assignment of PCP, the Beneficiary may change to another PCP of choice.

2.19	Requirement that Most Cost Effective Services be Used.
Unless there is an overriding medical reason, as determined by the appropriate Foundation Medical Director, Provider agrees to utilize the lowest cost option in circumstances in which there is a medically appropriate choice of using different services.

2.20	Beneficiary Grievance Procedure.  Provider shall abide by
the determination of the applicable Payor's Beneficiary
Grievance Procedure.

III.	COMPENSATION

3.1	Compensation Rates.  Provider shall accept as payment in
full for Contracted Services and all other services (including payment for any and all sales, use or other applicable taxes on the sale or delivery of medical services) rendered under this Agreement to Beneficiaries the amounts payable by Foundation or a Payor as set forth in the applicable Addendum to this Agreement, less Copayment amounts payable by Beneficiaries in accordance with the applicable Benefit Program. It is expressly understood that, in this context, Provider acknowledges its obligations to provide care consistent with the professional standards of care generally accepted by the medical community.

3.2	Billing and Payment.

(a) Billing. Provider shall submit to Foundation, via Foundation's electronic claims submission program or hardcopy, clean, complete and accurate claims in a format approved by Foundation for Contracted Services rendered to a Beneficiary, within 60 calendar days after such services are rendered. Where Foundation is the secondary payor under Coordination of Benefits, such 60 day period shall commence once the primary payor has paid or denied the claim. Neither Foundation nor any Payor shall be under any obligation to pay Provider on any claim not timely submitted. Provider shall not seek payment from any Beneficiary in the event Foundation or a Payor fails to pay Provider for a claim not timely submitted.

(b) Payment. Unless the claim is disputed, Foundation or a Payor shall make payment on each of Provider's clean, complete, accurate and timely submitted claims for Contracted Services rendered to a Beneficiary, within 30 working days of receipt of each such claim or within the time required by applicable State, Federal law or regulation such other period of time as set forth in the applicable Benefit Program Addendum to this Agreement, or as required by State Occupationally Ill/Injured or Workers' Compensation law, if applicable.

(c) Performance Guarantees. If Foundation determines that deficiencies identified and reported to Provider relating to the Quality Management Program, Utilization Review Program, Preventive Care Services, credentialing, encounter reporting, and financial reporting are not corrected within 30 working days of notice to Provider, then Provider's compensation hereunder shall be reduced at Foundation's discretion up to 2.5% of the Provider's applicable allowed compensation. Reduction of compensation shall occur on payments due for the first month after Provider has been notified and continue until such identified deficiencies are remedied.

(d) Appeals. Provider shall abide by Foundation's appeal process for disputes regarding denial of coverage.

3.3	Eligibility.    Except in an Emergency, Provider shall
verify the eligibility of Beneficiaries before providing
Contracted Services. Foundation shall make a good faith effort to confirm the eligibility of any Beneficiary when such is in question.

3.4	Collection of Copayments.  Provider shall collect all
Copayments due from Beneficiaries, and shall not waive or fail to pursue collection of Copayments from Beneficiaries, without the prior written consent of Foundation.

3.5	No Surcharges.  Provider shall not charge a Beneficiary any
fees or surcharges for Contracted Services rendered pursuant to this Agreement (except for authorized Copayments). In addition, Provider shall not collect a sales, use or other applicable tax from Beneficiaries for the sale or delivery of medical services.
If Foundation or any Payor receives notice of any additional charge, Provider shall fully cooperate with Foundation or such Payor to investigate such allegations, and shall promptly refund any payment deemed improper by Foundation or a Payor to the party who made the payment.

3.6	Beneficiary Held Harmless.  Provider agrees that in no
event, including, but not limited to, non-payment by Foundation or a Payor, the insolvency of Foundation or a Payor, or breach of this Agreement, shall Provider bill, charge, collect a deposit from, seek compensation, remuneration, or reimbursement from, or have any recourse against Beneficiaries, the Agency or persons other than Foundation or a Payor acting on their behalf for Contracted Services provided pursuant to this Agreement. This provision shall not prohibit collection of Copayments on Foundation's or a Payor's behalf made in accordance with the terms of the applicable Benefit Program. Provider further agrees that: (a) this provision shall survive the termination of this Agreement regardless of the cause giving rise to termination and shall be construed to be for the benefit of Beneficiaries; and (b) this provision supersedes any oral or written contrary agreement now existing or hereafter entered into between Provider and Beneficiaries or persons acting on their behalf. Any modification, addition, or deletion of or to the provisions of this clause shall be effective on a date no earlier than 15 days after the State regulatory agency has received written notice of such proposed change and has approved such change.

3.7	Conditions for Compensation for Excluded Services.
Provider may bill a Beneficiary for Excluded Services rendered by Provider to such Beneficiary only if the Beneficiary is notified in advance that the services to be provided are not covered under the Beneficiary's Benefit Program, and the Beneficiary requests in writing that Provider render the Excluded Services, prior to Provider's rendition of such services. Neither a Beneficiary, nor Foundation nor any Payor shall be liable to pay Provider for any Contracted Service rendered by Provider to a Beneficiary which is determined under a Utilization Management Program not to be Medically Necessary.

3.8	Coordination of Benefits.  Provider agrees to conduct
Coordination of Benefits in accordance with the policies and procedures established by Foundation or a Payor for the applicable Benefit Program. Provider shall not bill Beneficiaries for any portion of Contracted Services not paid by the primary carrier when Foundation or Payor is the secondary carrier, but shall instead look to Foundation or Payor for such payment. When a Beneficiary has coverage which is primary through another carrier, then Foundation's or a Payor's compensation to Provider shall be limited to the difference between the amount paid by the primary payor and the negotiated rate, including Copayments, contained in the applicable Addendum to this Agreement.

3.9	Third Party Recoveries.  When Foundation or a Payor has
compensated Provider for Contracted Services, then Foundation or a Payor retains the right to recover from applicable third party carriers covering a Beneficiary, including self-insured plans, and to retain all such recoveries. Provider agrees to provide Foundation with such information as Foundation may require to pursue recoveries from such third party sources, and to promptly remit to Foundation or a Payor any monies Provider may receive from or with respect to such sources of recovery.

3.10	Occupationally Ill/Injured or Workers' Compensation.
Unless a beneficiary is covered under the Occupationally Ill/Injured or Workers' Compensation Benefit Program (Addendum
D), Covered Medical Services shall not include health care services and supplies rendered to diagnose or treat occupational illnesses or injuries.

IV.	TERM AND TERMINATION

4.1	Term.  The term of this Agreement shall commence on the
date set forth on the first page of this Agreement and shall continue for a period of three years thereafter. This Agreement shall automatically renew for successive three year periods, unless one party notifies the other in writing of its intent not to renew this Agreement, at least 120 days prior to the next scheduled renewal date. Any and all negotiations must be completed 90 days prior to the anniversary date of the contract. The renewal date of the term of this Agreement shall remain the same for all Benefit Programs covered hereunder, even if this Agreement becomes effective with respect to a particular Benefit Program after the initial or any renewal date of this Agreement, due to licensure, contract award or other reason. Regardless of the effective date or any renewal date of this Agreement, Provider shall not begin providing Contracted Services to Beneficiaries and Foundation shall have no obligation to pay for such services until the completion of Foundation's or a Payor's credentialing and certification processes.

4.2	Immediate Termination.  Foundation may terminate this
Agreement immediately upon notice to Provider, in the event of
(a) Provider's violation of any applicable law, rule or regulation; (b) Provider's failure to maintain the professional liability insurance coverage specified hereunder; (c) Provider's failure to comply with the terms, conditions or determinations of any Utilization Management Program or Quality Management Program or other Benefit Program Requirements; (d) Provider's breach of Section 2.1, 2.2, 2.5, 2.6, 2.9, 2.11, 2.12, 3.5, 3.6
or 3.7 hereof; or (e) Foundation's determination that the health, safety or welfare of any Beneficiary may be in jeopardy if this Agreement is not terminated.

4.3	Termination Due to Material Breach.  In the event that
either Provider or Foundation fails to cure a material breach of this Agreement within 30 days of receipt of written notice to cure from the other, the non-defaulting party may terminate this Agreement, effective as of the expiration of said 30 day period. If the breach is cured within such 30 day period, or if the breach is one which cannot reasonably be corrected within 30 days, and the non-defaulting party determines that the defaulting party is making substantial and diligent progress toward correction during such 30 day period, this Agreement shall remain in full force and effect.

4.4	Right of Partial Termination.  Provider may only terminate
this Agreement in its entirety in accordance with Sections 4.1 and 4.3. Foundation may terminate this Agreement, with respect to one or more Benefit Programs as Foundation may indicate in the notice of termination to Provider. This Agreement shall remain in full force and effect with respect to all other Beneficiaries and Benefit Programs.

4.5	Effect of Termination.  In the event that a Beneficiary is
receiving Contracted Services at the time this Agreement terminates, Provider shall continue to provide Contracted
Services to the Beneficiary until: (a) treatment is completed;
or (b) the Beneficiary is assigned to another Participating
Provider. Compensation for such Contracted Services shall be at the rates contained in the Addendum that applies to the applicable Benefit Program.

V.	RECORDS, AUDITS AND REGULATORY REQUIREMENTS

5.1	Medical and Other Records.  Provider warrants that it
prepares and maintains and will prepare and maintain all medical and other books and records required by law in a form maintained in accordance with the general standards applicable to such book or recordkeeping. Provider shall maintain such records for at least seven years after the rendering of Contracted Services [records of a minor child shall be kept for at least one year after the minor has reached the age of 18, but in no event less than seven years]. Additionally, Provider shall maintain such financial, administrative and other records as may be necessary for compliance by Foundation and Payors with all applicable local, State, and federal laws, rules and regulations.

5.2	Access to Records; Audits.  The records referred to in
Section 5.1 shall be and remain the property of Provider and shall not be removed or transferred from Provider except in accordance with applicable local, State, and federal laws, rules and regulations. Subject to applicable State and federal confidentiality or privacy laws, Foundation and Payors, or their designated representatives, and designated representatives of local, State, and federal regulatory agencies having jurisdiction over Foundation, including the Department of Insurance, the Agency, the Department of Health and Human Services, HCFA, or any Payor, shall have access to Provider's records, including but not limited to records related to delivery of services pertinent to appropriateness and timeliness and pertinent to the contract by the Department of Health and Human Services and the Agency, at Provider's place of business on request during normal business hours, to inspect and review and make copies of such records. When requested by Foundation, Payors, or representatives of local, State or federal regulatory agencies, Provider shall produce copies of any such records for which Provider shall charge no more than $.10 per page. In no event, however, shall Provider charge for copying records requested for payment of a claim. Additionally, Provider agrees to permit Foundation, and its designated representatives, and designated representatives of local, State, and federal regulatory agencies having jurisdiction over Foundation or any Payor, to conduct site evaluations and inspections of Provider's offices and service locations.

5.3	Continuing Obligation.  The obligations of Provider under
Sections 5.1 and 5.2 shall not be terminated upon termination of this Agreement, whether by rescission or otherwise. After termination of this Agreement, Foundation and Payors shall continue to have access to Provider's records as necessary to fulfill the requirements of this Agreement and to comply with all applicable laws, rules and regulations.

5.4	Regulatory Compliance.  Provider agrees to comply with all
applicable local, State, and federal laws, rules and regulations, now or hereafter in effect, to the extent that they directly or indirectly affect Provider, Foundation, or any Payor, and bear upon the subject matter of this Agreement.

VI.	GENERAL PROVISIONS

6.1	Amendments.  All amendments to this Agreement or any of its
Addenda proposed by Provider must be agreed to in writing by Foundation in advance of the effective date thereof. Any amendment to this Agreement, including any of its Addenda, proposed by Foundation shall be effective 20 calendar days after Foundation has given written notice to Provider of the amendment, and Provider has failed within that time period to notify Foundation in writing of Provider's rejection of the requested amendment. Amendments required because of legislative, regulatory or legal requirements do not require the consent of Provider or Foundation and will be effective immediately on the effective date thereof. Any amendment to this Agreement requiring prior approval of or notice to any federal or State regulatory agency shall not become effective until all necessary approvals have been granted or all required notice periods have expired. Foundation and Provider shall amend this Agreement, from time to time, to include additional Affiliates, Benefit Programs, and Payors.

6.2	Separate Obligations.  The rights and obligations of
Foundation under this Agreement shall apply to each Affiliate listed on Addendum A to this Agreement only with respect to the Benefit Programs of such Affiliate. No such Affiliate shall be responsible for the obligations of any other Affiliate under this Agreement with respect to the other Affiliate's Benefit Programs. The person executing this Agreement on behalf of Foundation has been duly authorized by each Affiliate listed on Addendum A to execute this Agreement on its behalf.

6.3	Assignment.  Neither this Agreement, nor any of Provider's
rights or obligations hereunder, is assignable by Provider without the prior written consent of Foundation. Should the name of Foundation change, due to any merger or other cause, Provider agrees that this Agreement shall remain in full force and effect.

6.4	Confidentiality.  Foundation and Provider agree to hold all
confidential or proprietary information or trade secrets of each other in trust and confidence and agree that such information shall be used only for the purposes contemplated herein, and not for any other purpose. Specifically, Provider, as well as Foundation and Payors, shall keep strictly confidential all compensation arrangements set forth in this Agreement and its Addenda, except that this provision does not preclude disclosure of the method of compensation, e.g., fee-for-service, capitation, share risk pook, DRG or per diem. However, Provider agrees that Foundation may extend the compensation rates set forth in this Agreement and its Addenda, to other Participating Providers who may from time to time be responsible for compensating Provider for Covered Medical Services rendered by Provider to a Beneficiary of Foundation or a Payor. Foundation and Provider agree that nothing in this agreement shall be construed as a limitation of Provider's rights or obligation to discuss with the Beneficiaries matters pertaining to the Beneficiaries health.

6.5	  Dispute Resolution.  Provider and Foundation agree to meet and confer in good faith to resolve any problems or disputes that may arise under this Agreement. Negotiation shall be a condition precedent to the filing of any arbitration demand by either party, and no arbitration demand may be filed until the exhaustion of Foundation's internal appeal procedures. In the event arbitration between Provider and Foundation becomes necessary, such arbitration shall be initiated by either party making a written demand for arbitration on the other party.
Such arbitration shall be conducted under rules the same as or consistent with the State, except where applicable federal or State law requires otherwise. The parties expressly agree to be bound by the decision of the arbitrator(s). The parties further agree that the prevailing, or substantially prevailing, party's costs of arbitration are to be borne by the other party, including attorney fees and costs of the arbitrator.

6.6	Entire Agreement.  This Agreement supersedes any and all
other agreements, either oral or written, between the parties with respect to the subject matter hereof, and no other agreement, statement or promise relating to the subject matter of this Agreement shall be valid or binding.

6.7	Governing Law.  This Agreement shall be governed by and
construed and enforced in accordance with the laws of the State, except to the extent such laws conflict with or are preempted by any federal law, in which case such federal law shall govern. Federal law shall also govern with respect to federal Benefit Programs.

6.8	Indemnification of Parties.  Neither Provider nor
Foundation (nor any of their respective agents or employees) shall be liable to the other for any act or omission of the other party. Provider and Foundation each agree to indemnify and hold the other harmless from and against any and all liabilities, losses, damages, claims and expenses of any kind, including costs and attorneys' fees, incurred by the indemnified party and arising from or in connection with the indemnifying party's performance of, or failure to perform its duties and obligations under this Agreement.

6.9	Non-exclusive Contract.  This Agreement is non-exclusive
and shall not prohibit Provider or Foundation from entering into agreements with other health care providers or purchasers of health care services.

6.10	No Notice to Beneficiaries.  Provider and Foundation
reserve the right to amend this Agreement and any of its provisions, to waive any rights granted to either party hereunder, and to terminate this Agreement without notice to or consent of any Beneficiary.

6.11	No Third Party Beneficiary.  Nothing in this Agreement is
intended to, or shall be deemed or construed to create any rights or remedies in any third party, including a Beneficiary. Nothing contained herein shall operate (or be construed to operate) in any manner whatsoever to increase the rights of any such Beneficiary or the duties or responsibilities of Provider or Foundation with respect to such Beneficiaries.

6.12	Status as Independent Entities.  None of the provisions of
this Agreement are intended to create or shall be deemed or construed to create any relationship between Provider and Foundation other than that of independent entities contracting with each other solely for the purpose of effecting the provisions of this Agreement. Neither Provider nor Foundation, nor any of their respective agents, employees or representatives, shall be construed to be the agent, employee or representative of the other. Nothing in the independent relationship section of this Agreement shall be construed as relieving foundation of any responsibility for performance of duties agreed to through any contract existing now or in the future entered into with the Agency.

6.13	Notice.  Any notice required or desired to be given under
this Agreement shall be in writing and shall be sent by certified mail, return receipt requested, postage prepaid, or overnight courier, or facsimile, addressed as follows:

        Foundation:	7950 Northwest 53rd Street, First Floor
                    Miami, FL  33166
                    Attention:  Provider Development
                    Facsimile number:  (305) 718 - 9710

			     Provider:	  Apollo Eye Care Management
 		                 2424 North Federal Highway, Suite 362
                    Boca Raton, FL  33431
                    Telephone number: 	(561)  395-5402
                    Facsimile number:	(561) 395-5989

Notices given hereunder shall be deemed given upon documented receipt. The addresses to which notices are to be sent may be changed by written notice given in accordance with this Section.

6.13	Regulation.  Foundation is subject to the requirements of
various local, State, and federal laws, rules and regulations. Any provision required to be in this Agreement by any of the above shall bind Provider and Foundation whether or not provided herein.

6.14	Severability.  If any provision of this Agreement is
rendered invalid or unenforceable by any local, State, or federal law, rule or regulation, or declared null and void by any court of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

6.15	Status as Independent Entities.  None of the provisions of
this Agreement is intended to create or shall be deemed or construed to create any relationship between Provider and Foundation other than that of independent entities contracting with each other solely for the purpose of effecting the provisions of this Agreement. Neither Provider nor Foundation, nor any of their respective agents, employees, or representatives shall be construed to be the agent, employee or representative of the other.

6.16	Addenda.  Each Addendum to this Agreement is made a part
of this Agreement as though set forth fully herein. Any provision of an Addendum that is in conflict with any provision of this Agreement shall take precedence and supersede the conflicting provision of this Agreement.

6.17	Regulatory Approval.  If Foundation has not been licensed
to provide, or provide services in connection with, a particular Benefit Program in a particular State, or has not received all required regulatory approvals for use of this Agreement with respect to a particular Benefit Program in such State prior to the execution of this Agreement, this Agreement shall be deemed to be a binding letter of intent with respect to such Benefit Program in that State. In such event, this Agreement shall become effective with respect to any such Benefit Program in that State on the date that the required licensure and regulatory approvals are obtained. If Foundation is unable to obtain such licensure or regulatory approvals after due diligence, Foundation shall notify Provider and both parties shall be released from any liability under this Agreement with respect to the Benefit Program in question in the applicable State; provided however, that if such licensure or regulatory approval is conditioned upon amendment of this Agreement, then this Agreement shall be amended automatically pursuant to
Section 6.1 hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement to be effective on the first day of the month after Foundation has executed this Agreement.

APOLLO EYECARE MANAGEMENT, INC.	            FOUNDATION

_________________________________	        ___________________________
Signature					                           	Signature

__________________________________	       ___________________________
Specialty						                           Title

__________________________________	       ___________________________
Date							                               Date

65-0636932			 Federal Tax Identification Number

ADDENDUM A

AFFILIATES, BENEFIT PROGRAMS AND CREDENTIALS APPLICATION

I.	AFFILIATES AND BENEFIT PROGRAMS

The Affiliates who are parties to this Agreement and whose Benefit Programs are included within and covered by this Agreement, are indicated by the typewritten mark "X" below. This Agreement applies only to Affiliates and Benefit Programs where such check mark appears in the "INCLUDED IN AGREEMENT" box, and may be amended from time to time.

AFFILIATE and Benefit                                    Included In
Programs 	                              Addendum 	       Agreement

Care Florida Health
Plan, Inc. Foundation Health, a South
Florida Health Plan, Inc. Foundation
Health, a Florida Health Plan, Inc.

CHAMPUS 	                               E 	                 N/A
CHAMPUS Supplement 	                    E 	                 N/A
Other Government 	                      E 	                 N/A
HMO (Standard) 	                        B 	                 X
Point of Service 	                      B 	                 X
Medicare Supplement and Medicare Select F                   N/A
Supplemental Medical 	                  F 	                 N/A
Medicare Risk 	                         H                   X
Medicaid 	                              G 	                 X
Occupationally Ill/Injured or
Workers' Compensation 	                 D 	                 X

Foundation Health National Life
Insurance Company/Preferred Health Providers, Inc.

CHAMPUS 	                               E 	                 N/A
CHAMPUS Supplement 	                    E 	                 N/A
Other Government 	                      E 	                 N/A
Point of Service 	                      C 	                 X
Preferred Provider Organization 	       C 	                 X
Supplemental Medical 	                  F 	                 N/A
Medicare Supplement 	                   F 	                 N/A
Occupationally Ill/Injured or Workers'
Compensation 	                          D 	                 X

Foundation Health Federal Services
CHAMPUS  	                              E 	                 N/A
Other Government 	                      E 	                 N/A

II.  CREDENTIALS APPLICATION.

The Foundation Provider Credentials Application is included herein as Exhibit 1 to this Addendum A. Provider shall be responsible for completing the Credentials Application in its entirety.

EXHIBIT 1 TO ADDENDUM A

CREDENTIALS APPLICATION

(ATTACHED)

ADDENDUM B

TO PROFESSIONAL PROVIDER AGREEMENT

HMO AND POINT OF SERVICE BENEFIT PROGRAMS

Provider understands and agrees that the obligations of Foundation set forth in this Addendum shall be the obligations of:

	Care Florida Health Plan, Inc.

	Foundation Health, a South Florida Health Plan, Inc.

	Foundation Health, a Florida Health Plan, Inc.

	Other:_____________________________________________________

as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC.

A.	STANDARD HMO BENEFIT PROGRAMS.

1.	Reimbursement for  Contracted Services. Provider shall
render Contracted Services to Beneficiaries of Foundation's Benefit Programs covered under this Addendum on a capitated basis. As compensation for providing such Contracted Services, Provider shall be paid the rates set forth in Exhibit 1 of this Addendum. Such compensation shall be paid by the 15th business days of the current month. Provider shall submit complete and accurate encounter reports for Contracted Services rendered to Beneficiaries for the previous month.

2.	Report of Reinsurance Claims.  Provider shall report
potential reinsurance claims in accordance with Foundation's reinsurance guidelines. Foundation shall provide Provider with such guidelines, from time to time.

B.	POINT OF SERVICE BENEFIT PROGRAMS

1.	Benefit Program Design.  Under a Point of Service Benefit
Program, Beneficiaries may elect, at the time of obtaining each Covered Medical Service, to utilize either: (1) HMO coverage through their selected or assigned PCP; (2) other indemnity coverage through either non-Participating Providers, or Participating Providers where other Benefit Program Requirements are not met; or (3) optional Preferred Provider Organization ("PPO") coverage by self-referring to PPO Participating Providers.

2.	Compensation Method.

2.1	Fee-for-Service.  Provider shall render Contracted
Services to Beneficiaries of Foundation's Benefit Programs covered under this Addendum on a fee-for-service basis. As compensation for rendering such Contracted Services, Provider shall be paid the rates set forth in Exhibit 1 of this Addendum. Such compensation shall be paid within 30 working days of receipt by Foundation of a complete and accurate claim for Contracted Services rendered to a Beneficiary.

C.	HMO RISK BENEFIT PROGRAMS (only applicable if participating, as identified on Exhibit B-1, in risk program.)

1.	HCFA.  the Health Care Financing Administration, an agency
of the Department of Health and Human Services, with which the HMO has entered into a contract to provide health care services and benefits to Medicare beneficiaries.

2.	Medicare Program. The program administered by the Health
Care Financing Administration ("HCFA") on behalf of Medicare beneficiaries covered under Title 18 of the Social Security Act.

3.	Primary Care Capitation. The monthly amount paid to the
Provider, on a prepaid basis, for the provision of Primary Care
Services to Members.

4.	In-Area-Emergency Care.  Emergency services provided for HMO
Risk Beneficiaries which are performed within Foundation's approved Service Area.

5.	HMO Risk Service Area.  The area approved by HCFA and the
State regulatory agency as being the area in which Foundation may market and enroll Beneficiaries. At any given time during the term of this Agreement, the Medicare Risk Service Area consists of the list of zip codes currently approved by HCFA and/or the State regulatory agency as the HMO Risk Service Area. This is not necessarily the area for which Provider shall be responsible for "in-area" care.

6.	Out-of-Service-Area Emergency Care.  Emergency services
performed outside Foundation's approved Service Area.

7.	Primary Care Physician (PCP).  The physician selected by or
assigned to a HMO Risk Beneficiary to provide primary care services and to serve as a "coordinator" to manage utilization and quality of other medical services. Only physicians who practice as general practitioners or who practice in and are Board eligible or certified in the specialties of family practice, geriatrics, pediatrics (for Medicare eligible infants and children only) or internal medicine, and who are able to directly provide a comprehensive range of primary care services, shall be eligible for listing as a HMO Risk PCP.

8.	Urgently Needed Care.

(a)	In-Area Urgently Needed Care.  Non-Emergency, in-area
Covered Medical Services obtained to treat a condition where the condition or other circumstances are such that obtaining a future appointment through standard procedures would result in severe pain or might reasonably be judged by the Beneficiary to risk a serious deterioration of the Beneficiary's health.

(b)	Out-of-Area Urgently Needed Care.  Non-Emergency Covered
Medical Services obtained to treat an unforeseen condition while a Beneficiary is temporarily outside of the HMO Risk Service Area where the condition is such that waiting to return to the service area would risk a serious deterioration of the Beneficiary's health.

D.	HMO RISK BENEFIT PROGRAMS.

1.	Provider Obligations.  Provider agrees to render Contracted
Services or Provider Risk Services to Beneficiaries eligible for coverage under Title XVIII of the Social Security Act, as amended, (otherwise known as Medicare), in accordance with the terms and conditions of Foundation's HMO Risk Programs.
Foundation shall provide Provider with the Benefit Program Requirements of such Benefit Programs not set forth in this Addendum. Such Benefit Program Requirements include the provisions of the operational policies and procedures, Utilization Management Program and Quality Management Program requirements with which Provider shall comply in rendering Contracted Services or Provider Risk Services, as applicable, under this Addendum. Provider acknowledges that the determination of Provider Risk Services and all other services shall be governed by coverage guidelines established by Medicare, and the HMO Risk

Benefit Program and Benefit Program
Requirements, with Foundation being solely responsible for final coverage determinations, subject to the applicable appeal procedures.

2.	Continuation of Services After Termination.  After
termination of this Agreement, Foundation shall be liable for payment of Covered Medical Services rendered by Provider (other than for Copayments) to a Member who retains eligibility or is under the care of Provider at the time of termination, until the services being rendered to the Member by Provider are completed, unless Foundation makes reasonable and medically appropriate provision for the assumption of such services by another Participating Provider. Foundation shall reimburse Provider for all services rendered pursuant to this Section and Provider shall accept such payment, together with any authorized Copayment, as payment in full. Notwithstanding the above or any other provisions to the contrary, Provider agrees that, in the event Foundation ceases operations for any reason, including insolvency, Provider shall provide Contracted Services and shall not bill, charge, collect or receive any form of payment other than an authorized Copayment, nor shall Provider collect a deposit from any Member or persons acting on their behalf, nor have any recourse against a Member or persons acting on their behalf, for Contracted Services provided after Foundation ceases operations. This continuation of Contracted Services obligation shall be for the period for which member premium has been paid, not to exceed a period of 30 days, except for those Members who are admitted on an inpatient basis. Provider shall continue to arrange for Contracted Services to those Members who are on an inpatient basis at the time this Agreement is no longer in effect until the Member is discharged. No amendment or modification of the provisions of this Section B.(2) shall be allowed without the prior written approval of ACHA.

3.	Reconciliation of Eligibility.  Notwithstanding the
provisions contained in Section 3.3 of the Agreement, Foundation shall assume financial responsibility for care provided to an ineligible person due to retroactivity or otherwise erroneous, incomplete or late Eligibility List data. Such care shall be provided at the lesser of the amount which the Medicare Program would have paid plus any applicable deductible or copayment, or the compensation contained in Exhibit 2 to Addendum B. However, Foundation shall only be responsible for such payment in the event that no other payor, including Medicare, Medicaid, or other HMO or insurance plan, or other individual is responsible for such care, and when Provider has used Provider's best efforts to verify and confirm eligibility from Foundation for any patient whose eligibility is or should have been in question, or who required institutional or other high cost care.

4.	Prohibition on Removal of Plan Assigned Members.  Neither
Provider, Provider's employees nor Provider's subcontractors under the Agreement shall request, demand, require or otherwise seek, directly or indirectly, the termination from the HMO Risk Benefit Plan of any Beneficiary based upon the Beneficiary's need for or utilization of medically required services, or in order to gain financially or otherwise from such termination. Provider may request that Foundation terminate coverage of a Beneficiary for reasons of fraud, disruption of medical services, or failure to follow a physician's orders, or for any of the reasons for mandatory disenrollment specified by HCFA. However, Provider agrees that Foundation shall have sole and ultimate authority to terminate a HMO Risk Beneficiary's coverage, and Provider understands that any requested termination is subject to prior approval by HCFA.

5.	Operations Policies and Procedures.  Provider shall have a
service area, policies and procedures to administer the HMO Risk
Program.

6.	Member Services.  Provider shall cooperate fully with
Foundation in the investigation and resolution of complaints by Members regarding Provider, the services Provider renders or that are provided by Professional Providers, in compliance with HCFA, Department of Insurance and ACHA requirements.

7.	Reports and Administration.  Foundation shall have sole
obligation for filing reports, obtaining approval from, and complying with the applicable laws and regulations of federal, State and local governmental agencies having jurisdiction over Foundation. Provider shall cooperate in providing Foundation with such information and assistance regarding Members and Provider's performance under this Agreement and Addendum as Foundation may reasonably require in filing such reports. Foundation shall perform all the necessary administrative, accounting, enrollment and other functions appropriate for the marketing and administration of its Benefit Programs and this Agreement. Any material change in Foundation's marketing and administrative policies and procedures affecting Provider shall be promptly communicated by Foundation.

E.	COMPENSATION:

Foundation shall establish two Operating Funds from which medical and hospital services shall be paid for all Members assigned to the Provider. The Foundation shall also establish such other funds, or sub-funds, as further described below, from which other professional services or expenses for contracted Covered Services shall be paid.

Revenues to each Operating Fund shall be derived from Net Commercial and Medicare Revenues allocated to the Provider from premiums accrued to the Provider, respectively. A portion of such revenues shall be allocated monthly to each Operating Fund to pay for the provision of Covered Services. The HMO reserves the right to adjust revenue allocations to the extent the actual demographics of the Members assigned to the Provider differ from the demographics of the HMO's aggregate membership, or the actual utilization indicates either Operating Fund is under or over funded, or any Covered Services are added, deleted or changed. The initial Net Commercial Revenue, Net Medicare Revenue, and funding proportions are specified in Exhibit B-2.

1.	Part A Fund.	A Part A Fund shall be established on behalf of
the Provider for the payment of Part A Services and other Part A expenses ("Part A Expenses"). Part A Services are those services considered Part A or Hospital Services under the Medicare Program, as such services are defined by HCFA from time to time, excluding those services specifically listed below under Part B Services.

Part A Services and Expenses include, but are not limited to:

A.	Inpatient Hospital Services (facility charges);

B.	Skilled Nursing Facility (facility charges);

C.	Home Health Services; and

D.	Reinsurance.

2.	Part B Fund.	A Part B Fund shall be established on behalf of
the Provider for the payment of Part B Services and the Part B
Expenses ("Part B Expenses"). Part B Services are those services considered Part B or Physician Services under the Medicare Program, as such services are defined by HCFA from time to time, as listed below.

Part B Services and Expenses include, but are not limited to:

A.	Primary Care Capitation;

B.	Specialist and Other Physician Charges (including Hospital
Based Physicians);

C.	Licensed Medical Professional Charges;

D.	Ambulance Services;

E.	Ancillary Provider Charges;

F.	Dental Services (for Medicare Members);

G.	Durable Medical Equipment (for Members with DME benefits);

H.	Hearing Aids (for Medicare Members);

I.	Prosthetic Devices;

J. 	Optical Services (for Medicare Members);

K.	Outpatient Diagnostic Services;

L.	Outpatient Hospital Services;

M.	Outpatient Laboratory Services;

N.	Outpatient Pharmaceutical Expenses  (in accordance with the
Formulary adopted by the HMO);

O.	Outpatient Surgical Services;

P.	Other Medical Services and Supplies provided on an outpatient basis; and

Q.	All Part B Services provided to Medicare Members with Part B
Medicare only.

3.	Reinsurance Fund. An amount from the Part A Fund shall be
allocated to the Reinsurance Fund, on a per member per month basis, to pay for Reinsurance and the Catastrophic Loss Pool.
The HMO reserves the right to adjust this amount in the event the HMO determines that the Reinsurance Fund is under or over funded. The initial amount is specified in Exhibit B-3.

4.	Operating Fund Reserve. An Operating Fund reserve
("Reserve") shall be established and maintained for the purpose of reimbursing the Part A or Part B Fund, respectively, for any Part A or Part B Expenses which exceed the revenues in such Operating Fund. The Reserve for each Operating Fund shall be maintained at a pre-determined level ("Minimum Reserve Balance") which is determined in accordance with the formula described below.

(a).	The Minimum Reserve Balance for each Operating Fund shall
be determined by adding the product of, [the greater of (the average per member per month Part A or Part B Expenses, respectively, for all HMO Commercial Members for the previous calendar quarter), or (the average per member per month Part A or Part B Expenses, respectively, for Commercial Members assigned to the Provider during the previous calendar quarter) by three times the current number of Commercial Members assigned to the Provider], to the product of [the greater of (the average per member per month Part A or Part B Expenses, respectively, for all HMO Medicare Members for the previous calendar quarter), or (the average per member per month Part A or Part B Expenses, respectively, for Medicare Members assigned to the Provider during the previous calendar quarter) by three times the current number of Medicare Members assigned to the Provider].

(b).	The Minimum Reserve Balance in either Operating Fund may
be adjusted quarterly, but shall not exceed an amount equal to the two most recent months of Net Commercial and Medicare
Revenues allocated to the respective Operating Fund.

(c).	The Part A and B Fund Reserves shall be financed by Part A
and Part B Fund Earnings. Part A or Part B Fund Earnings are any
Part A or Part B Fund Revenues which exceed Part A or Part B
Expenses, respectively.

(d).	If in any calendar quarter, after and including the first
complete calendar quarter, revenues in either Operating Fund exceed expenses in the same fund, the resulting Earnings shall be first allocated to the respective Reserve until the Minimum Reserve Balance has been reached. If the Part A or Part B Earnings are insufficient to achieve the Minimum Reserve Balance in the respective Operating Fund, the Provider's portion of such deficit or cumulative deficits, if any, shall be financed by the Provider's portion of any Earnings which exceed the Minimum Reserve Balance in the other Operating Fund.

(e).	Once the Minimum Reserve Balance in both Operating Funds
has been achieved, the Provider's portion of any remaining Part
A or Part B Earnings shall be dispersed to the Provider as described in Section II of this Amendment H.

5.	Other Funds, Sub-Funds or Pools. Foundation reserves the
right to establish such other funds, sub-funds or sharing pools which Foundation determines is necessary to maintain or improve the financial condition of the Provider.

F.	PAYMENTS:

1.	Payment of Part B Expenses. Unless otherwise specified in
this Agreement, the HMO shall pay all Part B Expenses directly to the provider of services, in accordance with applicable state and federal regulations, and deduct such payment from the Part B Fund.

2.	Primary Care Capitation. The HMO shall pay to the Provider
the net aggregate Primary Care Capitation for each Member assigned to the Provider, as specified in Exhibit B-3, on or about the tenth business day of each month.

3.	Payment of Part A Expenses. The HMO shall pay, on behalf or
the Provider, all Part A Expenses directly to the provider of services, in accordance with applicable state and federal regulations, and deduct such payment from the Part A Fund.

4.	Operating Fund Accounting.  Operating Fund revenues and
expenses shall be calculated on an accrual basis of accounting. Adjustments shall be made regularly on both a concurrent and retroactive basis to account for reinsurance recoveries, coordination of benefits, unknown claims, appeals and other financial corrections. For purposes of financial accounting, expenses shall include claims paid or pended, and an estimated amount for claims incurred but not reported ("IBNR"), based upon sound actuarial principles.

5.	Operating Fund Surpluses and Deficits.	After the first
complete calendar quarter of this Agreement, the HMO shall conduct a financial reconciliation for the initial period occurring prior to and during the first complete calendar quarter, and each calendar quarter thereafter, to determine Surpluses and Deficits. Surpluses are defined as any positive balance remaining after allocating Part A and Part B Fund Earnings to the Reserve of the respective Operating Fund until the Minimum Reserve Balance is reached, and offsetting the Provider's portion of any cumulative deficits in either or both Operating Fund(s) with the Provider's portion of any remaining Part A and/or Part B Fund Earnings. If the same reconciliation results in a negative balance, such balance is a Deficit.

If the reconciliation results in a Surplus, the Provider shall receive such Surplus on or about ninety (90) days after the close of the calendar quarter. If the reconciliation results in a Deficit, all or part of the Deficit may be reimbursed from any future payments due the Provider by the HMO. In addition, the amounts allocated to the Part A and/or Part B Fund, or amounts paid to the Provider, may be adjusted by the HMO for the subsequent quarter at the rate required to avoid future Deficits.

The Provider's percentage of Surplus/Deficit sharing for the Part A and Part B Funds described in this Agreement are specified in Exhibit B-2.

EXHIBIT 2 TO ADDENDUM B HMO RISK BENEFIT PROGRAM

NON-APPLICABLE

The following initial rates shall be applied to the Financial Arrangements set forth in Addendum B. The rates specified below are subject to change thirty (30) days after written notice provided by HMO, upon mutual agreement by and between HMO and the Provider.

A.	MEDICARE MEMBERS:

1.	The Net Medicare Revenue for Medicare Members with both Part
A and Part B, or Part B only, of Medicare is 75% of Medicare
Premium accrued for Medicare Members assigned to Provider.

2.	The portion of the Net Medicare Revenue allocated to the
Part A Fund for Medicare Members with both Part A and Part B of Medicare is 45%. The portion of the Net Medicare Revenue allocated to the Part B Fund for Medicare Members with both Part A and Part B of Medicare is 55%. For Medicare Members with Part B only of Medicare, the entire Net Medicare Revenue will be allocated to the Part B Fund.

3.	From the Part B Fund, the HMO will pay for Part B Expenses.
A portion will be paid to the Provider on a monthly basis for the Primary Care Capitation specified in Exhibit B-3. The remainder will be withheld by the HMO for Part B Expenses to be paid by the HMO and for the Part B Fund Reserve.

4.	The Provider's share of Surplus/Deficit in the Part A for
Medicare Members is 50%.

5.	The Provider's share of Surplus/Deficit in the Part B Fund
for Medicare Members is 100%.

B. 	COMMERCIAL MEMBERS:

1.	The Net Commercial Revenue is 85% of the average per Member
per month Commercial premium adjusted for age and sex, and multiplied by the number of Commercial Members assigned to the Provider.

2.	The portion of the Net Commercial Revenue allocated to the
Part A Fund is 45%. The portion of the Net Commercial Revenue allocated to the Part B Fund is 55%.

3.	From the Part B Fund, the HMO will pay for Part B Expenses.
A portion will be paid to the Provider on a monthly basis for the Primary Care Capitation specified in Exhibit B-3. The remainder will be withheld by the HMO for the payment of Part B Expenses other than Primary Care Capitation and for the Part B
Fund Reserve.

4.	The Provider's share of Surplus/Deficit in the Part A Fund
for Commercial Members is 50%.

5.	The Provider's share of Surplus/Deficit in the Part B Fund
for Commercial Members is 100%.

MANAGED CARE SERVICES AGREEMENT
EXHIBIT 3 TO ADDENDUM B PRIMARY CARE CAPITATION SCHEDULE

NON-APPLICABLE

Compensation Model

Commercial/Medicare Risk Program
Commercial/Medicare Capitation Program

1.	The PROVIDER shall be paid an amount per member per month
("Capitation") in accordance with the 	following schedule:

Commercial and Individual Members:

				                       	-------------------PLAN TYPE-----------------

AGE	    SEX	    Clipper	    Group	           Group	           Individual
                           (Special)	        (Other)

<1	     M/F	    $18.30	     $32.44	          $30.00	          $30.00
1	      M/F	     8.00	       16.18  	         15.00	           15.00
2-4	    M/F	     5.60	       9.23  	          8.50	            8.50
5-18	   M/F	     3.80	       6.47	            6.00	            6.00
19-44   M	       5.80 	      9.21	            8.50	            8.50
19-44   F	       7.70	       11.86	           11.00	           11.00
45-64   M	       7.20	       11.85	           11.00	           11.00
45-64   F	       8.50	       12.94	           12.00	           12.00
>65	    M/F	    14.90	       25.96	           24.00	           24.00

B. Medicare Members:

                        				CareFree
       AGE	      SEX	       Medicare Plan
       All	      M/F	       $45.00 per member per month

2.	 Reinsurance Fund

The portion of the Part A Fund allocated to the Reinsurance
Fund is as follows:

$14.50	per Medicare Member per month

$ 3.12	per Commercial Member per month

3.	Co-payments.  In addition to the Capitation specified above, the Provider shall collect and retain Co-payments payable by Members in accordance with their applicable Schedule of Benefits.

ADDENDUM C

TO PROFESSIONAL PROVIDER AGREEMENT

PREFERRED PROVIDER ORGANIZATION AND POINT OF SERVICE BENEFIT
PROGRAMS

Provider understands and agrees that the obligations of Foundation set forth in this Addendum shall be the obligations of:

Foundation Health National Life Insurance Company ("FHNL")
Preferred Health Providers, Inc. ("PHP")
Other:_________________________________________________________


as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC. FHBL, FHNL and PHP provide preferred provider organization ("PPO") and the indemnity and optional PPO components of Point of Service Benefit Programs.

Provider understands that Foundation shall seek out Payors with whom Benefit Program, third party administrator (TPA) and other contracts may be negotiated. Foundation shall provide Provider with a listing of all such Payors, as updated from time to time by Foundation, including those Payors for whom Foundation serves only in an administrative capacity. The listing shall include the Payors' utilization management administrator and claims administrator when such is not Foundation.

A.	PREFERRED PROVIDER ORGANIZATION BENEFIT PROGRAMS.

1.	Compensation Method.  Provider shall render Contracted
Services to Beneficiaries of the PPO Benefit Programs covered under this Addendum. As compensation for rendering Contracted Services to Beneficiaries of a PPO Benefit Program, Provider shall be paid in accordance with the rates set forth on Exhibit 1 of this Addendum. Such compensation shall be paid within the time and subject to the billing requirements set forth in
Section 3.2 of the Agreement. The above notwithstanding, for self-insured and other such Payors, Foundation shall not be obligated to pay all or any portion of any Provider claim unless and until Foundation has received sufficient funds from the applicable Payor to cover such claim.

B.	POINT OF SERVICE BENEFIT PROGRAMS.

1.	Benefit Program Design.  Under a Point of Service Benefit
Program, Beneficiaries may elect, at the time of obtaining each Covered Medical Service, to utilize either: (1) HMO coverage through their selected or assigned PCP; (2) other indemnity coverage through either non-Participating Providers, or Participating Providers where other Benefit Program Requirements are not met; or (3) optional Preferred Provider Organization ("PPO") coverage by self-referring to PPO Participating Providers.

2.	Compensation Method.  Provider shall render Contracted
Services on a fee-for-service basis to Beneficiaries of Foundation's Point of Service Benefit Programs covered under the PPO option of this Addendum. As compensation for rendering such Contracted Services, Provider shall be paid the HMO fee-for-service compensation rates set forth in Exhibit 1 to Addendum B. Such compensation shall be paid within the time and subject to the billing requirements set forth in Section 3.2 of the Agreement.

EXHIBIT 1 TO ADDENDUM C

PREFERRED PROVIDER ORGANIZATION COMPENSATION SCHEDULE

Compensation for PPO Covered Services Rendered to Beneficiaries:

Beneficiaries shall be entitled to a twenty percent (20%) discount off of all services and/or products offered by Provider. Foundation shall not reimburse or receive a request for reimbursement from Provider for an eligible Beneficiaries.

Provider Service Area:	All Florida counties.

ADDENDUM D

TO PROFESSIONAL PROVIDER AGREEMENT

OCCUPATIONALLY ILL/INJURED OR WORKERS' COMPENSATION BENEFIT
PROGRAMS

Provider understands and agrees that the obligations of Foundation set forth in this Addendum shall be the obligations of:

Care Florida Health Plan, Inc.
Foundation Health, a South Florida Health Plan, Inc.
Foundation Health, a Florida Health Plan, Inc.
Foundation Health National Life Insurance Company
Preferred Health Providers, Inc.
Other:_____________________________________________________

as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC.

Foundation shall contract with Payors, which may include Affiliates of FHC, to provide Occupationally Ill/Injured or Workers' Compensation Benefit Programs for Beneficiaries for work related injuries and diseases compensable under State Occupationally Ill/Injured or Workers' Compensation law. Provider shall render Contracted Services to Beneficiaries for occupational illnesses and injuries covered under Foundation's and Payors' Occupationally Ill/Injured or Workers' Compensation Benefit Programs. Foundation shall provide Provider with a listing of all such Payors, as updated from time to time by Foundation, including those Payors for whom Foundation serves only in an administrative capacity. The listing shall include the Payors' utilization management administrator and claims administrator when such is not Foundation.

A.	OCCUPATIONALLY ILL/INJURED OR WORKERS' 				COMPENSATION
BENEFIT PROGRAMS.

1. 	Compensation Method.  As compensation for the delivery of
Contracted Services, limited as described above, Provider shall be paid in accordance with the rates set forth on Exhibit 1 of this Addendum. Such compensation shall be paid within the time and subject to the billing requirements set forth in Section 3.2 of the Agreement. The above notwithstanding, for self-insured and other such Payors, Foundation shall not be obligated to pay all or any portion of any Provider claim, as allowed by applicable law, unless and until Foundation has received sufficient funds from the applicable Payor to cover such claim.

2.	Requirements for Eligibility Verification and Service
Authorization. Foundation and Payor Occupationally Ill/Injured or Workers' Compensation Utilization Management Programs may require Provider to: (a) verify Beneficiary eligibility to receive Contracted Services; (b) verify that the Beneficiary's injury or disease has been determined to "arise out of and in the course of employment"; (c) determine the requested treatment is Medically Necessary to cure and relieve the work-related condition; and (d) obtain a Referral or Prior Authorization to provide Contracted Services prior to rendering such services. Provider agrees to comply with such eligibility verification and/or Referral and/or Prior Authorization requirements and other verification requirements. Foundation shall advise Provider of all applicable Utilization Management Program requirements.

3.	Reports.  Provider agrees to furnish, upon request, all
information reasonably required by Foundation or a Payor to verify and provide written substantiation of the provision of Contracted Services, and the charges for such services.

4.	Return to Work.  In addition to Contracted Services, and
without further compensation from Foundation or a Payor, Provider shall work with Foundation and each Payor to develop a return-to-work program for each Beneficiary.

5.	State Laws.  Provider agrees to comply with all Workers'
Compensation Statutory requirements in the State of Florida, including but not limited to the State of Florida's Workers'
Compensation certification requirements.

EXHIBIT 1 TO ADDENDUM D

OCCUPATIONALLY ILL/INJURED OR WORKERS' COMPENSATION RATE SCHEDULE

Compensation to Provider for the delivery of Medically
Necessary Covered Contracted Services will be 80% of the State of Florida mandated Occupationally Ill/Injured or Workers'
Compensation Fee Schedule.

Provider Service Area:	All Florida counties.

ADDENDUM E
TO PROFESSIONAL PROVIDER AGREEMENT CHAMPUS, CHAMPUS SUPPLEMENT AND OTHER GOVERNMENT BENEFIT PROGRAMS

NON-APPLICABLE

Provider understands and agrees that the obligations of Foundation hereunder are obligations of:

Care Florida Health Plan, Inc.
Foundation Health, a South Florida Health Plan, Inc.
Foundation Health, a Florida Health Plan, Inc.
Foundation Health National Life Insurance Company
Preferred Health Providers, Inc. ("PHP")
Foundation Health Federal Services, Inc.
Other:_____________________________________________________

as applicable, an Affiliate of Foundation Health Corporation ("FHC"), and not obligations of FHC or any other Affiliate of FHC. Foundation may contract with the United States Department of Defense ("DOD"), or with other entities which contract with DOD, to arrange for the provision of health and administrative services to certain Beneficiaries of the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), and may contract with other local, State or federal agencies to arrange for the provision of health, administrative and certain other services to the Beneficiaries of other local, State and/or federal programs.

A.	CHAMPUS PROGRAMS AND REGULATIONS

1.	CHAMPUS Programs.  CHAMPUS Programs are those services and
benefits which require the use of the services of a contracted medical provider network and are purchased by the United States Government through the authorized agency pursuant to Chapter 55 of Title 10 of the United States Code and the regulations promulgated thereunder.

2.	CHAMPUS Regulations.  Foundation is obligated to comply with all applicable CHAMPUS regulations, operations manuals, Automated Data Processing manuals, policy manuals and the prime contract technical proposals, and the Americans with Disabilities Act. These documents provide a comprehensive description of the applicable CHAMPUS program benefits and operational requirements. The parties to this Agreement acknowledge that all services rendered by Provider hereunder are governed by such requirements. Foundation shall provide
Provider with all information regarding such requirements as necessary for proper compliance.

3.	Fee-for-Service Contracted Services.  Provider shall render
Contracted Services to Beneficiaries of CHAMPUS Programs, including the TRICARE Prime and TRICARE Extra Programs, covered under this Addendum on a fee-for-service, per diem or DRG basis.
As compensation for providing such Contracted Services, Provider shall be paid the rates set forth in Exhibit 1 of this Addendum. Such compensation shall be paid within 30 working days of receipt by Foundation of a complete and accurate claim for Contracted Services rendered to a Beneficiary in accordance with the provisions of Section 3.2(a) and 3.2(b) of the Agreement.

4.	Primary Care Manager (PCM). or Primary Care Physician is a
physician who is a Participating Provider and who is responsible pursuant to the applicable CHAMPUS Benefit Program for coordinating and managing the delivery of Covered Medical
Services to Beneficiaries selected or assigned to such physician.

5.	Supplemental Care. Foundation will work with MTF Commanders
to define Supplemental Care needs and to extend TRICARE contract rates to the MTF's for those services.

B.	CHAMPUS SUPPLEMENT PROGRAMS

1.	Fee-for-Service Compensation.  Under a  CHAMPUS Supplement
Medical Coverage Program, Provider shall render Contracted Services covered under the Standard CHAMPUS Benefit Program, and shall bill and accept payment from CHAMPUS or its agent as payment in full for such services, except for applicable Copayments. Provider shall bill Foundation, and not Beneficiaries, for such Copayments. For Contracted Services rendered that are not covered under the Standard CHAMPUS program, but which are covered under the applicable Foundation CHAMPUS Supplement Medical Program, Provider shall be paid the
HMO fee-for-service, per diem or DRG compensation rates set forth on Exhibit 1 to Addendum B. Such Copayments and compensation shall be paid within the time and subject to the billing requirements set forth in Section 3.2 of the Agreement.

C.	OTHER GOVERNMENTAL PROGRAMS.  Foundation may contract with
local, State or federal entities to provide medical delivery programs such as universal health care programs, or other
Benefit Programs for which Foundation has contracted with a Payor to provide Participating Provider networks, or certain Covered Medical Services. Provider shall render Contracted Services covered under such other governmental benefit programs, and shall bill and accept payment from Foundation or a Payor as payment in full for such services, except for applicable Copayments, in accordance with the HMO fee-for-service or per diem compensation rates set forth on Exhibit 1 to Addendum B.

D.	PROVIDER OBLIGATIONS

1.	Contracted Services.  Provider shall provide Contracted
Services to Beneficiaries of CHAMPUS, CHAMPUS Supplement and other governmental programs in accordance with the terms and conditions of those programs. Provider must be contracted and accept assignment for both CHAMPUS and Medicare as Participating Providers in order to render services to CHAMPUS Beneficiaries. Foundation shall provide Provider with the Benefit Program Requirements of the CHAMPUS, CHAMPUS Supplement and other governmental programs not set forth in this Addendum. Such Benefit Program Requirements may include Utilization Management Program and Quality Management Program requirements with which Provider shall comply in rendering Contracted Services under this Addendum. Participating Providers shall monitor the accessibility of care to Enrollees, and adhere to the following standards: a). office wait times for non-emergencies shall not exceed 30 minutes; b). wait times for appointments for well visits shall not exceed 4 weeks, 1 week for routine visits, nor 1 day for acute illness. Participating Providers shall comply with the Foundation's reasonable efforts to monitor and evaluate same.

2.	Specialty Providers.  Foundation requires all specialty
Providers to request a TRICARE Prime Beneficiary to sign a release of medical information at each site visit, to include ancillary services associated with each visit whereby the PCM and/or the MTF Commanders are designated as the recipients of the medical records. Specialty Providers are required to submit the medical records to the PCM and/or MTF Commander within 14 days for all routine referrals.

3.	Eligibility.  Eligibility of all CHAMPUS and other
governmental program Beneficiaries may be verified by the designated agent of such program (e.g., Defense Enrollment Eligibility Reporting System). However, if the designated agent initially indicates that a patient is a Beneficiary under the applicable CHAMPUS or other governmental program, and that patient is later determined to be ineligible at the time of service, then Foundation shall deny any claims for payment due to non-eligibility, and Provider may seek compensation from the patient or the patient's other health insurance coverage.

4.	National Disaster Medical System (NDMS).  When required
under a CHAMPUS prime contract, Provider shall obtain membership in the National Disaster Medical System (NDMS) network. Provider shall work in good faith with Foundation, or its representative, to become a member of NDMS as soon as possible after notification of award of such prime contract.

5.	Access Requirements.  When required by a particular CHAMPUS
program, Provider understands that the Military Treatment
Facility (MTF) is the first resource for health care for CHAMPUS Beneficiaries, and that Beneficiaries gain access to the civilian CHAMPUS provider network only through referral of the Health Care Finder Program, or a Beneficiary's Primary Care
Manager ("PCM"), in coordination with the Health Care Finder
(HCF) Program. Provider agrees to provide services to CHAMPUS Beneficiaries for non-emergency services only after obtaining appropriate non-availability statements as required from the MTF, Referral by Beneficiary's PCM, and prior authorization through the HCF Program.

6.	Benefit Program Phase-Out.  Provider agrees to use its best
efforts to submit all CHAMPUS claims within 30 days from date of service or discharge during the Phase-out period of a DoD prime contract.

7.	Active Duty Personnel.  When required under a DoD prime
Contract, Provider shall render Contracted Services to United
States military active duty personnel and seek compensation from the appropriate service organization at the same rates as provided in Exhibit 1 to this Addendum.

8.	CHAMPUS Quality and Utilization Review Programs.  Provider
agrees to comply with all provisions of the CHAMPUS Quality and Utilization Review programs, including the provision of medical records and other documentation for cases being reviewed by Foundation or another CHAMPUS contractor in compliance with these programs. Provider further authorizes such

CHAMPUS National Quality Monitoring Contractors to release all review data obtained through medical record and other document audit to Foundation.

EXHIBIT 1 TO ADDENDUM E

CHAMPUS BENEFIT PROGRAMS
COMPENSATION SCHEDULE

				 NON-APPLICABLE

Compensation to Provider for the delivery of Medically Necessary
Covered Contracted Services will be ___% of  CHAMPUS Maximum
Allowable Charges.

ADDENDUM F TO PROFESSIONAL PROVIDER AGREEMENT
MEDICARE SUPPLEMENT, MEDICARE SELECT AND SUPPLEMENTAL MEDICAL BENEFIT
PROGRAMS

NON-APPLICABLE

Provider understands and agrees that the obligations of Foundation hereunder are the obligations of:

Care Florida Health Plan, Inc.
Foundation Health, a South Florida Health Plan, Inc.
Foundation Health, a Florida Health Plan, Inc.
Foundation Health National Life Insurance Company
Preferred Health Providers, Inc.
Other:_____________________________________________________

as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC.

Provider agrees to provide Contracted Services to Beneficiaries eligible for coverage under Title XVIII of the Social Security Act, as amended (otherwise known as Medicare), or other Beneficiaries in accordance with the terms and conditions of Foundation's Medicare Supplement, Medicare Select or other Supplemental Medical Benefit Programs.

A.	MEDICARE SUPPLEMENT AND MEDICARE SELECT BENEFIT PROGRAMS.

1.	Fee-for-Service Compensation.  Under the Medicare Supplement
and Medicare Select Programs, Provider shall accept Medicare assignment from Beneficiaries for Contracted Services covered under Medicare, and shall bill and accept payment from Medicare as payment in full for such services, except for applicable Copayments and deductibles. Provider shall bill Foundation, and not Beneficiaries, for such Copayments and deductibles. For Contracted Services rendered that are not covered under Medicare, but which are covered under the applicable Medicare Supplement or Medicare Select Program, Provider shall be paid the HMO fee-for-service compensation rates set forth on Exhibit
1 to Addendum B. Such compensation shall be paid subject to the billing requirements set forth in Section 3.2 of the Agreement.

B.	SUPPLEMENTAL MEDICAL BENEFIT PROGRAMS.

1.	Fee-for-Service Compensation.  Under a Supplemental Medical
Benefit Program, Provider shall render Contracted Services covered under a Beneficiary's primary health care program, and shall bill and accept payment from that primary health care program as payment in full for such services, except for applicable Copayments. Provider shall bill Foundation, and not Beneficiaries, for such Copayments. For Contracted Services rendered that are not covered under the Beneficiary's primary health care program, but which are covered under the applicable Foundation Supplemental Medical Benefit Program, Provider shall be paid the HMO fee-for-service compensation rates set forth on
Exhibit 1 to Addendum B. Such Copayments and compensation shall be paid subject to the billing requirements set forth in Section
3.2 of the Agreement.

ADDENDUM G

TO PROFESSIONAL PROVIDER AGREEMENT

MEDICAID PROGRAM

Provider understands and agrees that the obligations of Foundation hereunder are the obligations of:

Care Florida Health Plan, Inc.
Foundation Health, a South Florida Health Plan, Inc.
Foundation Health, a Florida Health Plan, Inc.
Other:_____________________________________________________

as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC.

Foundation has entered into an Agreement with the Agency for Health Care Administration (AHCA) under which Foundation has agreed to provide medical services covered under the State's Medicaid program including Covered Services to Medicaid Beneficiaries enrolled in or otherwise assigned to Foundation.

A.	DEFINITIONS:

1. 	Agency - means the Florida Agency for Health Care
Administration.

2.	DOI - means the Florida Department of Insurance.

3.	HCFA - means the Health Care Financing Administration, an
agency of the U.S. Department of Health and Human Services.

4.	Medicaid Program - means the program administered by the
Agency on behalf of Medicaid beneficiaries.

5.	Primary Care Capitation - means the monthly amount paid to
the Provider, on a prepaid basis, for the provision of Primary
Care Services to Members.

B.	GENERAL PROVISIONS:

1.	Subcontracts and Assignment - The Provider shall make all
applicable books and records available at all reasonable times for inspection, examination or copying by Foundation or the Agency for Health Care Administration and retain such books and records for a term of at least five years, or longer if under audit, from the close of the fiscal year in which the subcontract is in effect, and comply with the nondiscrimination and compliance provisions set forth in Section 5, below.

2.	Beneficiary Education - Provider shall make health education materials and programs available to Beneficiaries on the same basis that it makes such materials and programs available to the general public, and shall use its best efforts to encourage
Beneficiaries to participate in such health education programs.

3.	Grievances - Provider and Foundation agree to cooperate in
resolving all grievances relating to the provision of services to Beneficiaries. Copies of complaint forms and Foundation's grievance procedure will be made available to Provider and all Beneficiaries. Provider agrees to report any complaint directly to Foundation within one business day of receipt, whether resolved directly or not. All complaints will be logged by Foundation, a form letter acknowledging the complaint will be sent to the Beneficiary within 20 days of its receipt, and a brief summary of the resolution of the complaint will be sent to the Beneficiary within 30 days thereafter. Provider agrees to comply with Foundation's grievance procedure and to abide by Foundation's adjudication process for grievances concerning Provider and Beneficiaries, including any fair hearing procedure involving State or Foundation. Beneficiaries may request disenrollment from the Benefit Plan or may request a fair hearing from the State or Foundation.

4.	Relationship of the Parties - Provider shall be solely
responsible, without interference from Foundation or its agent, for providing Covered Services to Beneficiaries, and shall have the right to object to treating any individual who makes onerous the relationship between Provider and Beneficiary. In the event of a breakdown in such relationship, Foundation shall make reasonable efforts to assign Beneficiary to another
Participating Provider. If reassignment is unsuccessful, a request may be filed with the State to permit termination of services to such Beneficiary. Approval from the State must be obtained before Provider terminates services to such Beneficiary.

5.	Fair Employment Requirements - During the term of this
Agreement, Provider and its subcontractors shall not unlawfully discriminate against any employee or applicant for employment because of race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, marital status, age (over 40) or sex. Provider and its subcontractors also shall ensure that the evaluation and treatment of their employees and applicants for employment are free of such discrimination. Provider and its subcontractors shall comply with the provisions of the Fair Employment and Housing Act and the applicable regulations promulgated thereunder. Provider and its subcontractors shall give written notice of their obligations under this clause to labor organizations with which they have a collective bargaining or other agreements.

6.	Regulation - Provider and Foundation agree to be bound by
any provision required by any of such laws and regulations to be in this Agreement or Addendum, and with all other laws, regulations and contractual obligations incumbent upon Foundation. Additionally, Provider shall comply with all standards expressed in the PHP Agreement. Further, Provider agrees that this Agreement, as it applies to Beneficiaries covered under this Addendum shall be governed by and construed in accordance with the contractual obligations of Foundation under the PHP Agreement, as well as with all applicable State, Federal and Local rules and regulations.

7.	Notice - Provider agrees, as long as it provides Contracted
Services to Beneficiaries, to notify the Agency for Health Care Administration in the event this Agreement is amended or terminated. Notice to the Agency is considered given properly addressed and deposited with the United States Postal Service as first class mail, postage attached.

8.	Reports and Information - Provider shall provide Foundation, within the time requested by Foundation, with all such reports and information as Foundation may require to allow it to meet the reporting requirements under the PHP Agreement or any applicable law, rule or regulation.

9.	Confidentiality of Information - Not withstanding any other
provision of this Agreement or Addendum to the contrary, names of persons receiving public social services are confidential and are to be protected from unauthorized disclosure in accordance with the Welfare and Institutions Code and the regulations adopted thereunder. For the purposes of this Agreement, all information, records, data and data elements collected and maintained for or in connection with performance under this Agreement and pertaining to Beneficiaries shall be protected by Provider from unauthorized disclosure. With respect to any identifiable information concerning a Beneficiary under this Agreement that is obtained by Provider or its subcontractors,
Provider: (I) will not use any transmit to Foundation all requests for disclosure of such information, (ii) will not disclose, except as otherwise specifically permitted by this Agreement, any such information to any party other than Foundation without Foundation's prior written authorization specifying that the information is releasable under applicable law, and will, at the expiration or termination of this Agreement, return all such information to Foundation or maintain such information according to written procedures provided
Provider by Foundation for this purpose. Provider shall ensure that its subcontractors comply with the provisions of this paragraph.

10.	Coordination of Benefits - Provider shall abide by and
comply with the requirements of Foundation's Coordination of Benefits Policy. The above notwithstanding, Provider shall make no claim for recovery for Contracted Services rendered to a Beneficiary when such recovery would result from recovery from an action involving the tort liability of a third party or casualty liability insurance, including workers' compensation awards and uninsured motorist coverage. Provider shall notify Foundation of cases in which an action by the Beneficiary involving the tort or workers' compensation liability of a third party could result in a recovery by the Beneficiary. Additionally, Provider shall promptly provide: (a) all information requested by Foundation in connection with the provision of Provider Risk Services to a Beneficiary who may have an action for recovery from any such third party; (b) copies of all requests by subpoena from attorneys, insurers or Beneficiaries for copies of bills, invoices or claims for Provider Risk Services; and (c) copies of all documents released as a result of such requests. Provider shall ensure that its subcontractors comply with the provisions of this paragraph.

11.	 Medicaid Program Participation - The Provider understands
that Provider shall not be eligible to participate in Foundation's Medicaid Program until such time that all of the requirements for participation are met. Participation requirements include, but are not limited to:

a)	This Agreement, Addendum and any and all supporting
documentation must be in writing and expected by all parties prior to Provider participating in the Medicaid Program.

b)	The Provider's participation in the Medicaid Program shall
be limited to the Medicaid Members and service areas as identified by this Agreement and Addenda.

c)	Provider's participation in the Medicaid Program shall be
specifically limited to those services identified by this Agreement and Addenda.

d)	Provider shall provide Contracted Services to those eligible
Members in the
services area identified in this Agreement and Addenda.

e)	Provider shall assist AHCA with any evaluation through
inspection or other means to measure the quality, appropriateness and timeliness of services performed.

f)	Provider shall make available any records pertinent to the
participation in the Medicaid program.

g)	Provider shall make prompt submission of any information
needed by Foundation to make payment.

h)	Require an adequate record system be maintained for
recording services, charges, dates and all other commonly accepted information elements for services rendered to recipients under the contract.

i)	Provider shall maintain records for a period of not less
than five years.

j)	Provider shall defend and indemnify and hold AHCA and any
Member harmless from and against all claims, damages, causes of action, costs or expense, including court costs and reasonable attorneys fees to the extent approximately caused by any negligent act or other wrongful conduct arising from Foundation's contract with AHCA for participation in the Medicaid program. This clause shall survive the termination of this Agreement and Addenda including termination by breach due to insolvency.

k)	Provider shall secure and maintain, during the term of this
Agreement and Addenda, worker's compensation insurance for all of Provider's employees rendering the Contracted Services under this Agreement and Addenda.

l)	Provider shall ensure that Members are provided timely
access to physician appointment in accordance with the following standards: Urgent Care- within one day, Routine Sick Carewithin one week, Well Care- within one month.

C.	PROVIDER FUNDS:

1.	Payment of Health Care Expenses - Unless otherwise specified in this Agreement, the Health Plan shall pay all health care expenses directly to the Provider of the services, in accordance with applicable state and federal regulations.

2.	Primary Care Capitation - The Health Plan shall pay to the
Provider the net aggregate Primary Care Capitation for each Member assigned to the Provider, as specified in Exhibit 2 of Addendum G, on or about the tenth business day of each month, and deduct such payment from the Operating Fund.

EXHIBIT 2 TO ADDENDUM G
MEDICAID RISK BENEFIT PROGRAM POSITIVE OUTCOME FINANCIAL
INCENTIVE PLAN

NON APPLICABLE

1.	Standards for Point Allocation

a.	EPSDT

Standard:	PROVIDER shall provide all Medicaid Members under the
age of 21 with periodic health screening examinations consisting of comprehensive health and developmental history, including assessment of both physical and mental health development, unclothed physical, developmental assessment, nutritional assessment, appropriate immunizations, according to the schedule established by the Advisory Committee on Immunization Practices, laboratory testing including lead screening, health education including anticipatory guidance, dental screening including a direct referral to a dentist for enrollees beginning at 3 years of age or earlier as indicated, vision screening, and hearing
screening.   PROVIDER shall provide all Medicaid Members 21
years of age or older with an annual adult health screening.

Test:		The PROVIDER shall conduct Early and Periodic Screening,
Diagnostic and Testing for all Medicaid Members under the age of 21 in accordance with the EPSDT standards and an adult health screening for all Medicaid Members 21 years of age or older. The
HMO shall measure the PROVIDER's compliance with the standard by reviewing encounter data.

Point Value:	The PROVIDER shall be awarded a maximum of twenty
(20) points for compliance with the EPSDT standards. The
PROVIDER shall be awarded points in accordance with the above-referenced test and at the following increments: in increments of one point for each one percentage point beginning at a compliance level of seventy (70%) percent and increasing at increments of one point for one percentage to a maximum of twenty (20) points for maintaining compliance at a standard greater or equal to ninety percent (90%).

b.	Initial Health Assessment

Standard:	The PROVIDER shall conduct a complete initial health
assessment for all Medicaid Members including a complete health history, physical assessment, and the monitoring of physical and psychological growth and development, and review each Member's medical records, from previous practitioners, to screen for Members not receiving EPSDT screens and/or immunizations, and possible pregnancies.

Test:		The PROVIDER shall conduct a complete initial health
assessment for all Medicaid Members within the first ninety (90) days of their enrollment in the health plan including requesting and reviewing each Member's medical records from previous practitioners. The HMO shall measure the PROVIDER's compliance with the standard by reviewing encounter data and medical records.

Point Value:	The PROVIDER shall be awarded a maximum of forty
(40) points for compliance with the initial health assessment standards. The PROVIDER shall be awarded points in accordance with the above-referenced test and according to the following: in increments of two points for each one percentage point beginning at a compliance level of eighty (80%) percent and increasing at increments of two points for one percentage to a maximum of forty (40) points for maintaining compliance at a standard equal to one hundred percent (100%).

c.	Access

Standard:	PROVIDER shall provide Member access to Covered
Services in accordance with the following: Routine (symptomatic) care to be see within one week, Routine (non-symptomatic) care within one week, Wellcare within four weeks, Emergent care immediately, Urgent care within twenty-four hours.

Test:		The HMO shall measure PROVIDER's compliance through the
monitoring of encounter data and facility site visits.

Point Value:	The PROVIDER shall be awarded a maximum of forty
(40) points for compliance with the access standards. The PROVIDER shall be awarded points in accordance with the above-referenced test and according to the following: in increments of four points for each one percentage point beginning at a compliance level of eighty (80%) percent and increasing at increments of four points for one percentage to a maximum of forty (40) points for maintaining compliance at a standard equal to ninety percent (90%).

2.	POINT CONVERSION FOR REIMBURSEMENT

aggregate points awarded for compliance with the standards for EPSDT, Initial Health Screenings and Access Standards.
Compensation shall be based upon the cumulative Surplus or Deficit divided by one hundred and multiplied by the total number of points earned.

EXHIBIT 3 TO ADDENDUM G

MEDICAID PREPAID BENEFIT PROGRAM

NON-APPLICABLE

The following initial rates shall be applied to the Financial
Provisions set forth in Addendum G. The rates specified below are subject to change thirty (30) days after written notice provided by Health Plan.

A. 	 MEDICAID MEMBERS

1.	The net Medicaid capitation ("Net Medicaid Capitation")
shall be equal to the per Member per month capitation received from the Agency. The per Member per month capitation is set by the Medicaid Program according to Medicaid eligible categories (i.e., AFDC, SSI-No Medicare, SSI Part B only, and SSI Part A and B). The Operating Funds shall be funded by the net Medicaid revenue ("Net Medicaid Revenue") which equals 80% of the Net Medicaid Capitation for those Medicaid Members assigned to the Provider.

2.	From the Operating Fund, the Health Plan will pay for health care expenses. A portion will be paid to the Provider on a monthly basis for the Primary Care Capitation specified in Section B below. The remainder will be withheld by the Health
Plan for the payment of health care expenses other than Primary
Care Capitation and for the Reserve.

3.	The Provider's share of Surplus/Deficit in the Operating
Fund is fifty percent (50%).

4.	The initial funding of the Reinsurance Fund, including the
Catastrophic Loss Pool,	shall be ____per member per month.

5.	The initial catastrophic threshold amount ("Threshold") for
the Reinsurance Fund shall be	$_______.

B.	PRIMARY CARE CAPITATION SCHEDULE

1.	The Provider shall be paid an amount per Member per month
(for primary care services) in accordance with the following schedule:

a.  	Medicaid Members:

                              	---------------------------MEDICAID
                               CATEGORY-------------------------
   				                        AFDC		SSI NO		SSI PART	SSI PART

                           					  	 MEDICARE   A ONLY   A AND B


Primary care capitation:     	------------------SEE EXHIBIT 4
TO ADDENDUM G-----------------


2.	Payments.  The Health Plan shall forward payment of the
Capitation specified above on or about the tenth business day of each month, for the current month.

EXHIBIT 4 TO ADDENDUM G

MEDICAID BENEFIT PROGRAM

NON-APPLICABLE

1.	The Provider shall be paid an amount per member per month
("Capitation") in accordance with the following schedule:

Medicaid Members:	Dade County

 AGE 		SSI           SSI     SSI
       No 	Medicare 	B only 	A and B 	 AFDC
0-11
Months 		$109.20 	   N/A 		   N/A 		   $43.40
1-5
Years 			$28.40	     N/A		    N/A 		   $12.40

6-20  			$16.65 	    $12.40 	 $7.40 		 $9.90

21-54 			$18.10 	    $13.40 	 $9.31 	  $11.90

55+ 				 $19.52     	$14.90 	 $11.81 	 $14.90


2.	In addition to the above per member per month Capitation for
Primary Care Physician services, the Provider shall be paid on a fee-for-service basis for the following:

a)	Early and Periodic Screening, Diagnosis and Treatment
(EPSDT) services performed in accordance with the Medicaid frequency schedule for Medicaid eligible children under the age of 21.

EPSDT services (procedure code W9881) will be reimbursed at 100% of the Medicaid prevailing rate and 80% of the Medicaid prevailing rate for ARNPs and PAs

b)	For Medicaid eligible children, from birth to age 18, the
Provider shall be paid an administration fee for covered injectable vaccines (CPT code Q0034) under the Medicaid program. The rate of reimbursement shall be $ 12.00 to physicians and $10.00 to ARNPs and PAs. The appropriate CPT procedure code must be billed on a HCFA-1500 claim form.

ADDENDUM H

TO PROFESSIONAL PROVIDER AGREEMENT

MEDICARE PROGRAMS

Provider understands and agrees that the obligations of Foundation hereunder are the obligations of:

Care Florida Health Plan, Inc.
Foundation Health, a South Florida Health Plan, Inc.
Foundation Health, a Florida Health Plan, Inc.
Other:_____________________________________________________

as applicable, all of which are Affiliates of Foundation Health
Corporation ("FHC"), and not the obligations of FHC or any other
Affiliate of FHC.

A.	DEFINITIONS.

For purposes of this Addendum, the definitions included herein shall have the meaning required by law to applicable Medicare
Risk Programs.

1.	HCFA.  the Health Care Financing Administration, an agency
of the Department of Health and Human Services, with which the HMO has entered into a contract to provide health care services and benefits to Medicare beneficiaries.

2.	Medicare Program. The program administered by the Health
Care Financing Administration ("HCFA") on behalf of Medicare beneficiaries covered under Title 18 of the Social Security Act.

3.	Primary Care Capitation. The monthly amount paid to the
Provider, on a prepaid basis, for the provision of Primary Care
Services to Members.

4.	In-Area-Out-of-Plan Emergency Care.  Emergency services
provided for Medicare Risk Beneficiaries within Foundation's approved Service Area.

5.	Medicare Risk Service Area.  The area approved by HCFA and
the State regulatory agency as being the area in which Foundation may market and enroll Beneficiaries. At any given time during the term of this Agreement, the Medicare Risk
Service Area consists of the list of zip codes currently approved by HCFA and/or the State regulatory agency as the Medicare Risk Service Area. This is not necessarily the area for which Provider shall be responsible for "in-area" care.

6.	Out-of-Service-Area Emergency Care.  Emergency services
performed outside the Foundation's service area.

7.	Primary Care Physician (PCP).  The physician selected by or
assigned to a Medicare Risk Beneficiary to provide primary care services and to serve as a "coordinator" to manage utilization and quality of other medical services. Only physicians who practice as general practitioners or who practice in and are Board eligible or certified in the specialties of family practice, geriatrics, pediatrics (for Medicare eligible infants and children only) or internal medicine, and who are able to directly provide a comprehensive range of primary care services, shall be eligible for listing as a Medicare Risk PCP.

8.	Urgently Needed Care.

(a)	In-Area Urgently Needed Care.  Non-Emergency, in-area
Covered Medical Services obtained to treat a condition where the condition or other circumstances are such that obtaining a future appointment through standard procedures would result in severe pain or might reasonably be judged by the Beneficiary to risk a serious deterioration of the Beneficiary's health.

(b)	Out-of-Area Urgently Needed Care.  Non-Emergency Covered
Medical Services obtained to treat an unforeseen condition while a Beneficiary is temporarily outside of the Medicare Risk Service Area where the condition is such that waiting to return to the service area would risk a serious deterioration of the Beneficiary's health.

B.	MEDICARE BENEFIT PROGRAMS.

1.	Provider Obligations.  Provider agrees to render Contracted
Services or Provider Risk Services to Beneficiaries eligible for coverage under Title XVIII of the Social Security Act, as amended, (otherwise known as Medicare), in accordance with the terms and conditions of Foundation's Medicare Risk Programs. Foundation shall provide Provider with the Benefit Program Requirements of such Benefit Programs not set forth in this Addendum. Such Benefit Program Requirements include the provisions of the operational policies and procedures, Utilization Management Program and Quality Management Program requirements with which Provider shall comply in rendering
Contracted Services or Provider Risk Services, as applicable, under this Addendum. Provider acknowledges that the determination of Provider Risk Services and all other services shall be governed by coverage guidelines established by Medicare, and the Medicare Risk Benefit Program and Benefit
Program Requirements, with Foundation being solely responsible for final coverage determinations, subject to the applicable appeal procedures.

2.	Continuation of Services After Termination.  After
termination of this Agreement, Foundation shall be liable for payment of Covered Medical Services rendered by Provider (other than for Copayments) to a Member who retains eligibility or is under the care of Provider at the time of termination, until the services being rendered to the Member by Provider are completed, unless Foundation makes reasonable and medically appropriate provision for the assumption of such services by another Participating Provider. Foundation shall reimburse Provider for all services rendered pursuant to this Section and Provider shall accept such payment, together with any authorized Copayment, as payment in full. Notwithstanding the above or any other provisions to the contrary, Provider agrees that, in the event Foundation ceases operations for any reason, including insolvency, Provider shall provide Contracted Services and shall not bill, charge, collect or receive any form of payment other than an authorized Copayment, nor shall Provider collect a deposit from any Member or persons acting on their behalf, nor have any recourse against a Member or persons acting on their behalf, for Contracted Services provided after Foundation ceases operations. This continuation of Contracted Services obligation shall be for the period for which member premium has been paid, not to exceed a period of 30 days, except for those Members who are admitted on an inpatient basis. Provider shall continue to arrange for Contracted Services to those Members who are on an inpatient basis at the time this Agreement is no longer in effect until the Member is discharged. No amendment or modification of the provisions of this Section B.(2) shall be allowed without the prior written approval of the ACHA.

3.	Reconciliation of Eligibility.  Notwithstanding the
provisions contained in Section 3.3 of the Agreement, Foundation shall assume financial responsibility for care provided to an ineligible person due to retroactivity or otherwise erroneous, incomplete or late Eligibility List data. Such care shall be provided at the lesser of the amount which the Medicare Program would have paid plus any applicable deductible or copayment, or the compensation contained in Exhibit 1 to Addendum H. However, Foundation shall only be responsible for such payment in the event that no other payor, including Medicare, Medicaid, or other HMO or insurance plan, or other individual is responsible for such care, and when Provider has used Provider's best efforts to verify and confirm eligibility from Foundation for any patient whose eligibility is or should have been in question, or who required institutional or other high cost care.

4.	Prohibition on Removal of Plan Assigned Members.  Neither
Provider, Provider's employees nor Provider's subcontractors under the Agreement shall request, demand, require or otherwise seek, directly or indirectly, the termination from the Medicare Risk Benefit Plan of any Beneficiary based upon the Beneficiary's need for or utilization of medically required services, or in order to gain financially or otherwise from such termination. Provider may request that Foundation terminate coverage of a Beneficiary for reasons of fraud, disruption of medical services, or failure to follow a physician's orders, or for any of the reasons for mandatory disenrollment specified by HCFA. However, Provider agrees that Foundation shall have sole and ultimate authority to terminate a Medicare Risk
Beneficiary's coverage, and Provider understands that any requested termination is subject to prior approval by HCFA.

5.	Operations Policies and Procedures.  Provider shall have or
develop within 30 days of written request written administrative and operational policies and procedures to administer the Medicare Risk Program.

6.	Member Services.  Provider shall cooperate fully with
Foundation in the investigation and resolution of complaints by Members regarding Provider, the services Provider renders or that are provided by Professional Providers, in compliance with HCFA, Department of Insurance and ACHA requirements.

7.	Reports and Administration.  Foundation shall have sole
obligation for filing
reports, obtaining approval from, and
complying with the applicable laws and regulations of federal, State and local governmental agencies having jurisdiction over Foundation. Provider shall cooperate in providing Foundation with such information and assistance regarding Members and Provider's performance under this Agreement and Addendum as Foundation may reasonably require in filing such reports. Foundation shall perform all the necessary administrative, accounting, enrollment and other functions appropriate for the marketing and administration of its Benefit Programs and this Agreement. Any material change in Foundation's marketing and administrative policies and procedures affecting Provider shall be promptly communicated by Foundation.

C.	COMPENSATION:

Medicare Capitation Program	Provider shall render Contracted
Services to Beneficiaries of Foundation's Benefit Programs covered under this Addendum on a capitated basis. As compensation for providing such Contracted Services, Provider shall be paid the rates set forth in Exhibit 1 of this Addendum. Such compensation shall be paid by the 15th business days of the current month. Provider shall submit complete and accurate encounter reports for Contracted Services rendered to Beneficiaries for the previous month.

Medicare Risk Program 	Foundation shall establish two Operating
Funds from which medical and hospital services shall be paid for all Members assigned to the Provider. The Foundation shall also establish such other funds, or sub-funds, as further described below, from which other professional services or expenses for contracted Covered Services shall be paid.

Revenues to each Operating Fund shall be derived from Net Commercial and Medicare Revenues allocated to the Provider from premiums accrued to the Provider, respectively. A portion of such revenues shall be allocated monthly to each Operating Fund to pay for the provision of Covered Services. The HMO reserves the right to adjust revenue allocations to the extent the actual demographics of the Members assigned to the Provider differ from the demographics of the HMO's aggregate membership, or the actual utilization indicates either Operating Fund is under or over funded, or any Covered Services are added, deleted or changed. The initial Net Commercial Revenue, Net Medicare Revenue, and funding proportions are specified in Exhibit H-1.

1.	Part A Fund.	A Part A Fund shall be established on behalf of
the Provider for the payment of Part A Services and other Part A expenses ("Part A Expenses"). Part A Services are those services considered Part A or Hospital Services under the Medicare Program, as such services are defined by HCFA from time to time, excluding those services specifically listed below under Part B Services.

Part A Services and Expenses include, but are not limited to:

A.	Inpatient Hospital Services (facility charges);
B.	Skilled Nursing Facility (facility charges);
C.	Home Health Services; and
D.	Reinsurance.

2.	Part B Fund.	A Part B Fund shall be established on behalf of
the Provider for the payment of Part B Services and the Part B
Expenses ("Part B Expenses"). Part B Services are those services considered Part B or Physician Services under the Medicare Program, as such services are defined by HCFA from time to time, as listed below.

Part B Services and Expenses include, but are not limited to:

A.	Primary Care Capitation;
B.	Specialist and Other Physician Charges (including Hospital
Based Physicians);
C.	Licensed Medical Professional Charges;
D.	Ambulance Services;
E.	Ancillary Provider Charges;
F.	Dental Services (for Medicare Members);

G.	Durable Medical Equipment (for Members with DME benefits);
H.	Hearing Aids (for Medicare Members);
I.	Prosthetic Devices;
J. Optical Services (for Medicare Members);
K.	Outpatient Diagnostic Services;
L.	Outpatient Hospital Services;
M.	Outpatient Laboratory Services;
N.	Outpatient Pharmaceutical Expenses  (in accordance with the
Formulary adopted by the HMO);
O.	Outpatient Surgical Services;
P.	Other Medical Services and Supplies provided on an outpatient basis; and
Q.	All Part B Services provided to Medicare Members with Part B
Medicare only.

3.	Reinsurance Fund. An amount from the Part A Fund shall be
allocated to the Reinsurance Fund, on a per member per month basis, to pay for Reinsurance and the Catastrophic Loss Pool.
The HMO reserves the right to adjust this amount in the event the HMO determines that the Reinsurance Fund is under or over funded. The initial amount is specified in Exhibit H-2.

4.	Operating Fund Reserve. An Operating Fund reserve
("Reserve") shall be established and maintained for the purpose of reimbursing the Part A or Part B Fund, respectively, for any Part A or Part B Expenses which exceed the revenues in such Operating Fund. The Reserve for each Operating Fund shall be maintained at a pre-determined level ("Minimum Reserve Balance") which is determined in accordance with the formula described below.

(a).	The Minimum Reserve Balance for each Operating Fund shall
be determined by adding the product of, [the greater of (the average per member per month Part A or Part B Expenses, respectively, for all HMO Commercial Members for the previous calendar quarter), or (the average per member per month Part A or Part B Expenses, respectively, for Commercial Members assigned to the Provider during the previous calendar quarter) by three times the current number of Commercial Members assigned to the Provider], to the product of [the greater of (the average per member per month Part A or Part B Expenses, respectively, for all HMO Medicare Members for the previous calendar quarter), or (the average per member per month Part A or Part B Expenses, respectively, for Medicare Members assigned to the Provider during the previous calendar quarter) by three times the current number of Medicare Members assigned to the Provider].

(b).	The Minimum Reserve Balance in either Operating Fund may
be adjusted quarterly, but shall not exceed an amount equal to the two most recent months of Net Commercial and Medicare
Revenues allocated to the respective Operating Fund.

(c).	The Part A and B Fund Reserves shall be financed by Part
A and Part B Fund Earnings. Part A or Part B Fund Earnings are any Part A or Part B Fund Revenues which exceed Part A or Part B
Expenses, respectively.

(d).	If in any calendar quarter, after and including the first
complete calendar quarter, revenues in either Operating Fund exceed expenses in the same fund, the resulting Earnings shall be first allocated to the respective Reserve until the Minimum Reserve Balance has been reached. If the Part A or Part B Earnings are insufficient to achieve the Minimum Reserve Balance in the respective Operating Fund, the Provider's portion of such deficit or cumulative deficits, if any, shall be financed by the Provider's portion of any Earnings which exceed the Minimum Reserve Balance in the other Operating Fund.

(e).	Once the Minimum Reserve Balance in both Operating Funds
has been achieved, the Provider's portion of any remaining Part
A or Part B Earnings shall be dispersed to the Provider as described in Section II of this Amendment H.

5.	Other Funds, Sub-Funds or Pools. Foundation reserves the
right to establish such other funds, sub-funds or sharing pools which Foundation determines is necessary to maintain or improve the financial condition of the Provider.

D.	PAYMENTS:

1.	Payment of Part B Expenses. Unless otherwise specified in
this Agreement, the HMO shall pay all Part B Expenses directly to the provider of services, in accordance with applicable state and federal regulations, and deduct such payment from the Part B Fund.

2.	Primary Care Capitation. The HMO shall pay to the Provider
the net aggregate Primary Care Capitation for each Member assigned to the Provider, as specified in Exhibit H-2, on or about the tenth business day of each month.

3.	Payment of Part A Expenses. The HMO shall pay, on behalf or
the Provider, all Part A Expenses directly to the provider of services, in accordance with applicable state and federal regulations, and deduct such payment from the Part A Fund.

4.	Operating Fund Accounting.  Operating Fund revenues and
expenses shall be calculated on an accrual basis of accounting. Adjustments shall be made regularly on both a concurrent and retroactive basis to account for reinsurance recoveries, coordination of benefits, unknown claims, appeals and other financial corrections. For purposes of financial accounting, expenses shall include claims paid or pended, and an estimated amount for claims incurred but not reported ("IBNR"), based upon sound actuarial principles.

5.	Operating Fund Surpluses and Deficits.	After the first
complete calendar quarter of this Agreement, the HMO shall conduct a financial reconciliation for the initial period occurring prior to and during the first complete calendar quarter, and each calendar quarter thereafter, to determine Surpluses and Deficits. Surpluses are defined as any positive balance remaining after allocating Part A and Part B Fund Earnings to the Reserve of the respective Operating Fund until the Minimum Reserve Balance is reached, and offsetting the Provider's portion of any cumulative deficits in either or both Operating Fund(s) with the Provider's portion of any remaining Part A and/or Part B Fund Earnings. If the same reconciliation results in a negative balance, such balance is a Deficit.

If the reconciliation results in a Surplus, the Provider shall receive such Surplus on or about ninety (90) days after the close of the calendar quarter. If the reconciliation results in a Deficit, all or part of the Deficit may be reimbursed from any future payments due the Provider by the HMO. In addition, the amounts allocated to the Part A and/or Part B Fund, or amounts paid to the Provider, may be adjusted by the HMO for the subsequent quarter at the rate required to avoid future Deficits.

The Provider's percentage of Surplus/Deficit sharing for the Part A and Part B Funds described in this Agreement are specified in Exhibit H-1.

EXHIBIT 1 TO ADDENDUM H
MEDICARE RISK BENEFIT PROGRAM

NON-APPLICABLE

The following initial rates shall be applied to the Financial Arrangements set forth in Addendum B. The rates specified below are subject to change thirty (30) days after written notice provided by HMO, upon mutual agreement by and between HMO and the Provider.

PROVIDER SERVICE AREA:  FLORIDA

A.	MEDICARE MEMBERS:

1.	The Net Medicare Revenue for Medicare Members with both Part
A and Part B, or Part B only, of Medicare is 75% of Medicare
Premium accrued for Medicare Members assigned to Provider.

2.	The portion of the Net Medicare Revenue allocated to the
Part A Fund for Medicare Members with both Part A and Part B of Medicare is 45%. The portion of the Net Medicare Revenue allocated to the Part B Fund for Medicare Members with both Part A and Part B of Medicare is 55%. For Medicare Members with Part B only of Medicare, the entire Net Medicare Revenue will be allocated to the Part B Fund.

3.	From the Part B Fund, the HMO will pay for Part B Expenses.
A portion will be paid to the Provider on a monthly basis for the Primary Care Capitation specified in Exhibit H-2. The remainder will be withheld by the HMO for Part B Expenses to be paid by the HMO and for the Part B Fund Reserve.

4.	The Provider's share of Surplus/Deficit in the Part A for
Medicare Members is 50%.

5.	The Provider's share of Surplus/Deficit in the Part B Fund
for Medicare Members is 100%.

B. 	COMMERCIAL MEMBERS:

1.	The Net Commercial Revenue is 85% of the average per Member
per month Commercial premium adjusted for age and sex, and multiplied by the number of Commercial Members assigned to the Provider.

2.	The portion of the Net Commercial Revenue allocated to the
Part A Fund is 45%. The portion of the Net Commercial Revenue allocated to the Part B Fund is 55%.

3.	From the Part B Fund, the HMO will pay for Part B Expenses.
A portion will be paid to the Provider on a monthly basis for the Primary Care Capitation specified in Exhibit H-2. The remainder will be withheld by the HMO for the payment of Part B Expenses other than Primary Care Capitation and for the Part B
Fund Reserve.

4.	The Provider's share of Surplus/Deficit in the Part A Fund
for Commercial Members is 50%.

5.	The Provider's share of Surplus/Deficit in the Part B Fund
for Commercial Members is 100%.

MANAGED CARE SERVICES AGREEMENT
EXHIBIT 2 TO ADDENDUM H
PRIMARY CARE CAPITATION SCHEDULE

NON-APPLICABLE

Compensation Model

Commercial/Medicare Risk Program (requires participation in the
Commercial risk program)

Commercial/Medicare Capitation Program

1.	The PROVIDER shall be paid an amount per member per month
("Capitation") in accordance with the 	following schedule:

A.  Commercial and Individual Members:

 				                       	-------------------PLAN TYPE-----------------

AGE	    SEX	     Clipper	    Group	         Group	           Individual
			                          (Special)	     (Other)

<1	     M/F	     $18.30	      $32.44	        $30.00	          $30.00
1	      M/F	       8.00        16.18          15.00	           15.00
2-4	    M/F	       5.60         9.23         	 8.50            	8.50
5-18	   M/F	       3.80 	       6.47	          6.00	            6.00
19-44   M	         5.80	        9.21	          8.50	            8.50
19-44   F	         7.70	       11.86	         11.00	           11.00
45-64   M	         7.20	       11.85         	11.00	           11.00
45-64   F	         8.50	       12.94	         12.00	           12.00
>65	    M/F	      14.90	       25.96	         24.00           	24.00


B. Medicare Members:

                  				 CareFree
      AGE	   SEX	      Medicare Plan
      All	   M/F	      $45.00 per member per month

2.	 Reinsurance Fund	NON APPLICABLE

The portion of the Part A Fund allocated to the Reinsurance
Fund is as follows:

$14.50	per Medicare Member per month

$ 3.12	per Commercial Member per month

3.	Co-payments.  In addition to the Capitation specified above, the Provider shall collect and retain Co-payments payable by Members in accordance with their applicable Schedule of Benefits.

AMENDMENT TO THE PROFESSIONAL PROVIDER AGREEMENT
BETWEEN APOLLO EYECARE MANAGEMENT CORP. AND FOUNDATION HEALTH
CORPORATION AFFILIATE(S)

This Amendment to the original Professional Provider Agreement is made and entered into as of the 1st day of January, 1997, by and between APOLLO EYECARE MANAGEMENT CORP. ("Provider") and Foundation Health Corporation Affiliate(s) ("Foundation"). This Amendment is an integral part of the Agreement and shall supersede any contractual provisions to the contrary.

NOW THEREFORE, in consideration of the mutual considerations contained in this Amendment, Provider and Foundation hereby agree to amend the Agreement as follows:

Section 1.18	Quality Management Program, is amended by
inserting the words "review of" after the words "limited to;"
insert the words "by Provider" after "procedures performed."
Section 1.18 shall read as follows:

The functions, including, but not limited to review of, credentialing and certification of providers, review and audit of medical and other records, outcome rate reviews, peer review and provider appeals and grievance procedures performed by Provider or required by Foundation, an Affiliate, a Payor, or any other permitted person or entity, to review and improve the quality of Covered Medical Services rendered to Beneficiaries.

Section 2.1 Credentialing of Provider, is amended by deleting the first three sentences of the paragraph; delete the word "Provider" after the words "warrants that," and insert the words "Professional Providers" accordingly; delete the word "is" after "(a)," and "(c)," and insert the word "are" accordingly; delete the phrase "$1,000,000 per claim and $3,000,000" and insert the phrase "$300,000 per claim and $1,000,000" accordingly. Section
2.1 shall read as follows:

Provider represents and warrants that Professional Providers:
(a) are licensed by the State(s) to provide Contracted Services;
(b) provides Contracted Services in compliance with all applicable local, State, and federal laws, rules, regulations and professional standards of care; (c) are certified to participate in Medicare under Title XVIII of the Social Security Act, and in Medicaid under Title XIX of the Social Security Act or other applicable State law pertaining to Title XIX of the Social Security Act; (d) holds active staff privileges on the medical staff(s) of one or more hospital Participating Providers, where applicable; (e) holds a current Drug Enforcement Agency narcotic registration certificate, where applicable; (f) shall maintain professional liability insurance in an amount equal to the lesser of the amount required by state law, or $300,000 per claim and $1,000,000 in the aggregate of all claims per policy year; (g) shall maintain all required professional credentials and meet all continuing education requirements necessary to retain Board certification or eligibility in Professional Provider's area(s) of practice; (h) shall maintain a professional relationship with each Beneficiary for whom Professional Provider renders Contracted Services, and shall be solely responsible to such Beneficiary for medical care; and (i) shall maintain such licensure, compliance, certification and registration throughout the term of this Agreement.

Section 2.3, Drug Formulary, is deleted in its entirety.

Section 2.4, Offices and Hours, is amended by deleting the second sentence of the paragraph; delete the phrase "for consultation on medical concerns" at the end of the third sentence of the paragraph; delete the phrase "24 hours a day, seven days a week" at the end of the last sentence of the paragraph. Section 2.4 shall read as follows.

Provider shall maintain such offices, equipment, patient service personnel and allied health personnel as may be necessary to provide Contracted Services under this Agreement. Provider shall provide Contracted Services under this Agreement at Provider's offices during normal business hours, and shall be available to Beneficiaries by telephone 24 hours a day, seven days a week. Further, Provider shall be available to provide Covered Services on an Emergency basis.

Section 2.8, Prior Authorization and Referrals, is deleted in its entirety and replaced with the following:

No prior authorization is required from Foundation for contracted services so long as Foundation has supplied data verifying membership in advance of providing services.

Section 2.12, Notice of Adverse Action, is amended by inserting the sentence "Adverse Action shall be those events reportable to the National Practitioner Data Bank," after the first sentence of the paragraph; replace the word "one" with the word "three (3)" in the second sentence of the paragraph.
Section 2.12 shall read as follows:

Provider shall notify Foundation in writing, within five days of receiving any written or oral notice of any adverse action, including, without limitation, any malpractice suit or arbitration action, or other suit or arbitration action naming or otherwise involving Provider, Foundation or any Payor, and of any other event, occurrence or situation which might materially interfere with, modify or alter performance of any of Provider's duties or obligations under this Agreement. Adverse Action shall be those events reportable to the National Practitioner
Data Bank. Provider shall forward to Foundation any written complaint or grievance of a Beneficiary against Provider, Foundation or any Payor within three (3) business day of receipt thereof. Provider shall maintain a written record of any Beneficiary complaint and provide such record to Foundation promptly upon request. Provider also shall notify Foundation promptly of any action against any license, certification under Title XVIII or Title XIX or other applicable statute of the Social Security Act or other State law, DEA narcotic registration certificate, or medical staff privileges at any facility, and of any material change in the ownership or business operations of Provider.

Section 2.16, New or Additional Benefit Programs, is amended by inserting the sentence "In no event shall provider be required to provide services in advance of a written agreement or approved Addendum" after the first sentence of the paragraph.
Section 2.16 shall read as follows:

Provider acknowledges that Foundation may develop new or additional Benefit Programs, and Provider agrees to negotiate with Foundation in good faith to amend this Agreement to include such new or additional Benefit Programs as requested by Foundation. In no event shall provider be required to provide services in advance of a written agreement or approved Addendum. Where a new Benefit Program falls under existing Addenda, then the applicable contract rates shall automatically apply.

Section 2.18, Timely Assignment of Beneficiaries, is amended by deleting the last the second and third sentences of the paragraph. Section 2.18 shall read as follows:

Where required under a Benefit Program, Foundation shall require
Beneficiaries to select specified Participating Providers at the time of enrollment.

Section 3.1, Compensation Rates, is amended by deleting the phrase "less Copayment amounts payable by Beneficiaries in accordance with the applicable Benefit Program" at the end of the first sentence of the paragraph. Section 3.1 shall read as follows:

Provider shall accept as payment in full for Contracted Services and all other services (including payment for any and all sales, use or other applicable taxes on the sale or delivery of medical services) rendered under this Agreement to Beneficiaries the amounts payable by Foundation or a Payor as set forth in the applicable Addendum to this Agreement. It is expressly understood that, in this context, Provider acknowledges its obligations to provide care consistent with the professional standards of care generally accepted by the medical community.

Section 3.5, No Surcharges, is amended by inserting the words
"except as required by
law," at the end of the second sentence
of the paragraph.  Section 3.5 shall read as follows:

Provider shall not charge a Beneficiary any fees or surcharges for Contracted Services rendered pursuant to this Agreement (except for authorized Copayments). In addition, Provider shall not collect a sales, use or other applicable tax from Beneficiaries for the sale or delivery of medical services, except as required by law. If Foundation or any Payor receives notice of any additional charge, Provider shall fully cooperate with Foundation or such Payor to investigate such allegations, and shall promptly refund any payment deemed improper by Foundation or a Payor to the party who made the payment.

Section 3.7, Conditions for Compensation for Excluded Services, is amended by inserting the words "including, but not limited to copayments, materials, services and extra options," after the words "Excluded Services" in the first sentence of the paragraph; replace the word "requests" with the word "agrees" in the first sentence of the paragraph. Section 3.7 shall read as follows:

Provider may bill a Beneficiary for Excluded Services, including, but not limited to copayments, materials, services and extra options, rendered by Provider to such Beneficiary only if the Beneficiary is notified in advance that the services to be provided are not covered under the Beneficiary's Benefit Program, and the Beneficiary agrees in writing that Provider render the Excluded Services, prior to Provider's rendition of such services. Neither a Beneficiary, nor Foundation nor any Payor shall be liable to pay Provider for any Contracted Service rendered by Provider to a Beneficiary which is determined under a Utilization Management Program not to be Medically Necessary.

Section 4.1, Term, is amended by deleting the last sentence of the paragraph; insert the sentence "Either Foundation or Provider may terminate this Agreement, without cause, upon 90 days prior written notice to the other party." Section 4.1 shall read as follows:

The term of this Agreement shall commence on the date set forth on the first page of this Agreement and shall continue for a period of three years thereafter. This Agreement shall automatically renew for successive three year periods, unless one party notifies the other in writing of its intent not to renew this Agreement, at least 120 days prior to the next scheduled renewal date. Any and all negotiations must be completed 90 days prior to the anniversary date of the contract. The renewal date of the term of this Agreement shall remain the same for all Benefit Programs covered hereunder, even if this Agreement becomes effective with respect to a particular Benefit Program after the initial or any renewal date of this Agreement, due to licensure, contract award or other reason. Either Foundation or Provider may terminate this Agreement, without cause, upon 90 days prior written notice to the other party.

Section 4.4, Right of Partial Termination, is amended by deleting the first and second sentences, and inserting the sentence "Either Foundation or Provider may terminate this Agreement, with respect to one or more Benefit Programs, as Foundation or Provider may indicate in the notice of termination to the other party." Section 4.4 shall read as follows:

Either Foundation or Provider may terminate this Agreement, with respect to one or more Benefit Programs, as Foundation or Provider may indicate in the notice of termination to the other party. This Agreement shall remain in full force and effect with respect to all other Beneficiaries and Benefit Programs.

Section 6.1, Amendments, is amended by inserting the words "and Provider" after "Foundation" in the first sentence of the paragraph; replace the number "20" with the number "30" in the second sentence of the paragraph; replace the word "shall" with the word "may" in the last sentence of the paragraph. Section
6.1 shall read as follows:

All amendments to this Agreement or any of its Addenda proposed by Provider must be agreed to in writing by Foundation and Provider in advance of the effective date thereof. Any amendment to this Agreement, including any of its Addenda, proposed by Foundation shall be effective 30 calendar days after Foundation has given written notice to Provider of the amendment, and Provider has failed within that time period to notify Foundation in writing of Provider's rejection of the requested amendment. Amendments required because of legislative, regulatory or legal requirements do not require the consent of Provider or Foundation and will be effective immediately on the effective date thereof. Any amendment to this Agreement requiring prior approval of or notice to any federal or State regulatory agency shall not become effective until all necessary approvals have been granted or all required notice periods have expired. Foundation and Provider may amend this Agreement, from time to time, to include additional Affiliates, Benefit Programs, and Payors.

Section 6.3, Assignment, is amended by deleting the second sentence of the paragraph, and inserting the sentence "Should the name of the Provider or Foundation change, due to any merger or other cause, Provider and Foundation agree that this Agreement shall remain in full force and effect." Section 6.3 shall read as follows:

Neither this Agreement, nor any of Provider's rights or obligations hereunder, is assignable by Provider without the prior written consent of Foundation. Should the name of the Provider or Foundation change, due to any merger or other cause, Provider and Foundation agree that this Agreement shall remain in full force and effect.

Section 6.7, Governing Law, is amended by inserting the words
"of Florida" after the
words "laws of the State" in the first
sentence of the paragraph. Section 6.7 shall read as follows:

This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida, except to the extent such laws conflict with or are preempted by any federal law, in which case such federal law shall govern. Federal law shall also govern with respect to federal Benefit Programs.

Addendum B, Section B, Paragraph 2.1, Fee-for-Service, is amended by inserting the phrase "unless provided differently under Exhibit 1 to this Addendum" at the end of the first sentence. Addendum B, Section B, Paragraph 2.1 shall read as follows:

Provider shall render Contracted Services to Beneficiaries of Foundation's Benefit Programs covered under this Addendum on a fee-for-service basis unless provided differently under Exhibit 1 to this Addendum. As compensation for rendering such Contracted Services, Provider shall be paid the rates set forth in Exhibit 1 of this Addendum. Such compensation shall be paid within 30 working days of receipt by Foundation of a complete and accurate claim for Contracted Services rendered to a Beneficiary.

IN WITNESS WHEREOF, the parties have executed this Amendment to
be effective on 1st day of October 1996.   All other terms and
conditions of the Agreement remain in full force and effect.

APOLLO EYECARE MANAGEMENT CORP.		     Foundation

________________________________    ___________________________
Signature	                          Signature

________________________________    ___________________________
Title						                         Title

________________________________    ___________________________
Date                                DATE

EXHIBIT 11

COMPUTATION OF PER SHARE EARNINGS

  						                        1996			                 1995

Net loss attributable to
common stock	                ($4,464,986)		         ($5,181,133)

Weighted average common stock
outstanding					               4,260,615		            1,191,367

Net loss per share				            ($1.05)		              ($4.35)

EXHIBIT 21

UNITED VISION GROUP, INC. SUBSIDIARIES

1.	J. K. Enterprises of Deerfield Beach
   Florida Corporation

2.	Optiplex, Inc.
  	Florida Corporation
   No current operations

3.	Optiplex of Texas, Inc.
  	Delaware Corporation

4.	STIP, Inc./UCIC Management, Inc.
  	Florida Corporation
   No current operations

5.	Master Vision Plans, Inc.
  	Delaware Corporation

6.	Master Vision Plans of Puerto Rico, Inc.
  	Puerto Rico Corporation
   No current operations

7.	Apollo Eye Associates, Inc.
  	Florida Corporation

8.	Apollo EyeCare Management Corporation
  	Delaware Corporation

9.	Medricon, Inc.
  	Connecticut Corporation

Related Corporation:

10.	Optiplan, Inc.
   	Florida Non-Profit