Form 10QSB
period 1997-03-31
APOLLO EYE GROUP INC
filed 1997-07-25
CIK 882970

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES  AND EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1997

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

	  2424 N. Federal Highway, Suite 362, Boca Raton,
	  Florida  33431
	  (Address of Principal Executive Office)  (Zip Code)

	  (561) 395-5402
	  (Issuer's telephone number including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes    X                                No

The number of shares of the issuer's Common Stock, $.001 par value, outstanding as of July 18, 1997 was 5,888,898.

Transitional Small Business Disclosure Format

   Yes                                     No    X

INDEX

												Page
												 Number

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheet - March 31, 1997     1
	and December 31, 1996

	Consolidated Statement of Operations -
	Three Months Ended                              2
	March 31, 1997 and 1996

	Consolidated Statement of Cash Flows -
	Three Months Ended March 31, 1997 and 1996      3

	Notes to Consolidated Financial Statements      4 - 8

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations   8 - 11

	Liquidity and Capital Resources                 11 - 12

PART II -  OTHER  INFORMATION

Item 1. Legal Proceedings                        13 - 14

Item 6. Exhibits and Reports on Form 8-K         14

SIGNATURE                                        15

APOLLO EYE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                        								  March 31,             December 31,
								                             	1997                  1996
								                      	(Unaudited)
ASSETS

Current assets:
   Cash                            $           0           $     75,462
   Accounts receivable                   400,719                541,709
   Inventory                             582,428                551,291
   Other current assets                    6,404                 49,303
      Total current assets               989,551              1,217,765
Property and equipment, net            3,405,745              3,589,853
Intangible assets, net                   472,680                520,768
Restricted cash                           50,000                 50,000
Other assets                             142,584                151,304
      Total assets                    $5,060,560             $5,529,690

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Cash overdraft                     $   12,538             $        0
   Current portion of long-term debt      33,754                 33,754
   Current portion of capital
      lease obligations                  184,398                184,398
   Accounts payable                      776,195                735,874
   Accrued liabilities                 2,260,940              2,301,284
   Deferred revenue                      118,058                111,118
      Total current liabilities        3,385,883              3,366,428

Notes payable to shareholder           2,305,000              1,755,000
Long-term debt, net of
   current portion                        87,102                 96,364
Capital lease obligations,
   net of current portion                 78,406                121,883
      Total liabilities                5,856,391              5,339,675

Equity (Deficit):
   Common stock                            5,889                  5,889
   Additional paid-in capital          9,830,245              9,830,245
   Accumulated deficit and fund
      balance                        (10,631,965)            (9,646,119)

      Total equity (deficit)            (795,831)               190,015

      Total liabilities and equity
	     (deficit)                       $5,060,560             $5,529,690

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                         								     Three Months Ended (Unaudited)

                         									      March 31,              March 31
									                                    1997                   1996
Revenue:
   Premium                               $  1,111,157           $  989,957
   Practice                                 1,024,359            1,432,982
   Other                                       89,484               88,124
      Total revenue                         2,225,000            2,511,063

Operating costs and expenses:
   Cost of goods and services sold            546,314              649,234
   Depreciation and amortization              237,652              211,664
   Selling general and administrative
      expenses                              2,357,483             2,401,254
      Total operating costs and expenses    3,141,449             3,262,152

      Loss from operations                   (916,449)             (751,089)

Interest, net                                 (69,397)              (65,041)

      Loss before provision for income
      taxes                                  (985,846)             (816,130)

Provision for income taxes                          0                     0

   Net loss                                $ (985,846)           $ (816,130)

Net loss per share                         $     (.17)           $     (.37)

Weighted average number of shares used in
computing per share amount                  5,888,898              2,179,861

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                            									   Three Months Ended (Unaudited)

                              									     March 31,             March 31,
									                                       1997                  1996
Cash flow from operating activities:
   Net loss                                $  (985,846)          $  (816,130)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization            237,652               211,664
      Bad debt expense                           3,000

   Changes in operating assets and
   liabilities:
      Accounts receivable                      137,990              (250,977)
      Inventory                               (31,137)               (46,391)
      Other current assets                     42,899                (63,444)
      Accounts payable and accrued
	 liabilities                                 (22)              (423,029)
      Deferred revenue                           6,940                     0
	 Net cash used in operating
	 activities                                  (588,524)           (1,388,307)

Cash flows from investing activities:
   Purchase of property and equipment           (5,457)             (321,473)
   Disposal (acquisition) of other assets        8,720                (6,533)

      Net cash provided (used) in
      investing activities                       3,263              (328,006)

Cash flows from financing activities:
   Cash overdraft                               12,538               121,498
   Payments on long-term debt and
   capital lease obligations                   (52,739)              (55,185)
   Proceeds from notes payable to
   shareholder                                 550,000             1,650,000

      Net cash provided by financing
      activities                               509,799             1,716,313

      Net (decrease)  in cash                  (75,462)                    0

Cash, beginning of period                       75,462                     0

Cash, end of period                        $         0            $        0

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 1997

1.   ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for Apollo Eye Group, Inc.'s (formerly United Vision Group, Inc., the "Company" or "AEG") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's significant losses in 1996 and projected cash flow deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might arise should the Company be unable to continue as a going concern. Previously, the Company has relied upon the principal shareholder to fund the Company's working capital needs. The principal shareholder agreed in January 1997 to a revolving loan arrangement providing for loans not exceeding $1,000,000 collateralized by accounts receivable and inventory. In June 1997, the Company entered into an agreement with a company controlled by the principal shareholder for a $3,000,000 five year term loan collateralized by property and equipment. This loan will be used in part to repay $1,755,000 of demand loans payable to the principal shareholder. The Company is exploring the possibility of raising cash through debt financing or selling equity in a private placement. There can be no assurances that these activities will be likely to occur.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which are combined with the accounts of Optiplan based on their related business activities and the Company's unilateral and perpetual management control. Material intercompany balances and transactions have been eliminated.

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

APOLLO EYE GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INTANGIBLES

Goodwill related to the reverse acquisition of the Company is amortized on the straight-line method over four years. Goodwill related to the acquisition of the Company's subsidiary, Medricon, Inc. is amortized on the straight-line method over 15 years. The Company periodically evaluates the carrying value of goodwill to measure and recognize the possible impairment of this asset. Other intangibles resulting from the acquisition of Medricon, consisting of research materials, subscription lists, and customer lists, are amortized on the straight-line method over their estimated useful lives of 5 to 7 years. Other intangible assets, consisting of computer software costs, licenses and organization costs are recorded at cost and amortized on the straight-line method over five years.

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

Prior to the merger date, the Company filed a consolidated return. For the year ended December 31, 1996, the Company will file consolidated Federal and State income tax returns which includes all of the members of the group except Optiplan, which is a non-profit entity required to file a separate return.

The Company utilizes the liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and tax bases of assets and liabilities using the rates in effect for the year in which the differences are expected to reverse.

APOLLO EYE GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

3.   CONTINGENCIES

The Company is a party to various lawsuits arising in the ordinary course of business. During the year ended December
31, 1996, estimated litigation settlements of $300,000 were charged to operations based on review of such litigation with legal counsel.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the three months ended March 31, 1997.

QUARTER ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,071,463 and equity had been reduced to $190,015 at December 31, 1996. At March 31, 1997, working capital was further reduced to a negative $2,396,332 and equity was reduced by $985,846, to a deficit of $795,831. There are no assurances that the Company will be able to increase premium revenue with additional managed care contracts or that practice revenue will increase to meet cash requirements. As a result, substantial doubt exists about the Company meeting its liquidity needs and continuing as a going concern. (See Liquidity and Capital Resources.)

Gross revenues for the three months ended March 31, 1997 were $2,225,000 versus $2,511,063 in the three month period ending March 31, 1996. Revenue from premiums (Capitation Payments) were $1,111,159 for the three months ended March 31, 1997, compared with $989,957 in 1996. The increase results from managed care contracts effective July 1996 in Puerto Rico and managed care contracts renewed in October 1996 at higher capitated rates. Practice revenue decreased to $1,024,359 for the three months ended March 31, 1997 from $1,432,982 for the three month period ending March 31, 1996. The decrease in practice revenue was attributable to a decrease in professional services and optical sales resulting from the loss of a third party contract effective February 1, 1997.

Total revenue is expected to decline in 1997 compared with 1996. Premium revenue is expected to be reduced as a result of the termination of a contract for vision care in South Florida received from one of the managed care sponsors effective February 1997 and the termination of two contracts for vision care in Puerto Rico effective July 1, 1997. The loss of the three contracts represents approximately $185,000 of monthly premium revenue. The loss of premium revenue will be partially offset by the renewal of a contract negotiated in December 1996 with a managed care sponsor for increased premium revenue effective October 1996. In addition, the Company entered into an agreement to provide vision benefits on a discounted fee for service in South Florida effective June 1, 1997. The Company believes that as a result of these changes, total premium revenue in 1997 will be below the 1996 premium revenue. The cancellation of the South Florida vision care contract is expected to negatively impact practice revenue due to a decrease in the number of patients that will be seen in the Apollo practices. The terminated contract represented approximately 40% of the patients seen by the Apollo practices. While it is not possible to quantify the loss of practice revenue that will result from the termination of the vision care contract, the
Company believes that practice revenue in 1997 will be significantly below the 1996 practice revenue.

The Company is working to secure new contracts with managed care sponsors for both vision care and ophthalmology services. There are no assurances that the Company will be successful in obtaining new contracts, or that the contracts, if obtained, will replace the premium and practice revenue lost as a result of the contract termination discussed above.

Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers (participating providers not associated with the Company). The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold decreased to $546,314 during the quarter ended March 31, 1997 versus $649,234 during the same 1996 period. This decrease is due to a decline in the cost of eyewear resulting from decreased optical revenue and a reduction in external provider payments.

Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. Inventory (net of reserves) increased from $551,291 at December 31, 1996 to $582,428 at March 31, 1997. The increase results from a change in the mix of frames. The Company expects to improve inventory utilization as a result of the 1996 consolidation of its laboratory operations into a single location in Broward County, Florida.

SG&A expenses decreased to $2,357,483 during the three months ended March 31, 1997 from $2,401,254 for the three months ended March 31, 1996. The decreases in SG&A were primarily related to the reduction in salaries, benefits, and advertising offset by increases in rent and telephone expenses due to the expanded number of facilities.

Depreciation and amortization expenses for the three
months ended March 31, 1997 increased to $237,652 from $211,664 in the same period last year. The increased expense results from depreciation of equipment acquired in June 1996 from Focus Fashion Optical and a full quarter of depreciation on Apollo
equipment placed in service in 1996.   Property and Equipment
increased to $5,433,900 at March 31, 1997 from $5,428,444 at
December 31, 1996.

NET LOSS

The Company's losses increased to $985,846 ($0.17
per share) for the quarter ended March 31, 1997 from $816,130 ($0.37 per share) for the quarter ended March 31, 1996. Per share data is based on the Company's weighted average of shares outstanding in the period of 5,888,898 and 2,179,861, respectively, for the three months ended March 31, 1997 and 1996, with the total shares outstanding at March 31, 1997 being 5,888,898.

BALANCE SHEET DATED MARCH 31, 1997

The Company's cash decreased to an overdraft of $12,538 at March 31, 1997 from a balance of $75,462 at December
31, 1996.

The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $541,709 at December 31, 1996 to $400,719 at March 31, 1997. This decrease is due to the decreased practice revenue of the Company and the receipt of managed care premiums outstanding at December 31, 1996. The total current assets of the Company decreased to $989,551 on March 31, 1997, from $1,217,765 at December 31, 1996.

The Company's property and equipment (net of accumulated depreciation) decreased from $3,589,853 at December 31, 1996 to $3,405,745 at March 31, 1997. The decrease results from depreciation expense for the three months ended March 31, 1997. The total assets of the Company decreased from $5,529,690 at December 31, 1996 to $5,060,560 at March 31, 1997 due to decreases in accounts receivables, property and equipment (net), and intangible assets.

The Company's Notes Payable and Capital Lease obligations decreased from $436,399 at December 31, 1996 to $383,660 at March 31, 1997. These decreases are associated with repayment of borrowing. Accounts Payable and Accrued
Liabilities at March 31, 1997 were $3,037,135 compared with
$3,037,158 at December 31, 1996.

In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not to exceed $1,000,000 secured by accounts receivable and inventory and bearing interest at prime. In the three month period ending March 31, 1997, the Company borrowed $550,000 under this agreement. At March 31, 1997, total notes payable to James R. Cook, M.D. were $2,305,000. Of this amount, $1,755,000 is unsecured and was outstanding as of December 31, 1996 and $550,000 is secured and loaned to the Company in the first quarter of 1997.

The Company's equity decreased in the period from $190,015 at December 31, 1996 to a deficit of $795,851 at March
31, 1997. This decrease is directly related to operating losses in the period.

CASH FLOW STATEMENT FOR THE THREE MONTH PERIOD ENDING
MARCH 31, 1997

Net Cash Flows used in Operating Activities decreased to $588,524 for the three month period ending March
31, 1997 from $1,388,307 for the three month period ending March
31, 1996. The decreased cash used resulted from increased operating losses offset by increased depreciation and amortization and a decrease in accounts receivables.

For the three months ended March 31, 1997, investing activities provided cash of $3,263 compared with cash of $328,006 used in investing activities for the three months ended
March 31, 1996.

The Net Cash provided by financing activities
totaled $509,799 for the three month period ending March 31,
1997. The cash was primarily provided by James R. Cook, the
majority shareholder, through $550,000 of loans.   (See
Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

In 1996, the Company lost $4,464,986 on revenues of $9,926,280 and used $3,942,143 of cash in operating activities and used $690,137 in investing activities. Financing activities provided net cash of $4,707,742 that included $4,955,000 of cash from Dr. Cook.

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

On May 28, 1997, the Board of Directors authorized the Company to enter into an agreement with Chardonnay Enterprises, Inc. to borrow up to $3,000,000 collateralized by property and equipment of the Company. This loan includes the $500,000 of borrowings from Chardonnay Enterprises previously authorized by the Company. The loan carries interest at the prime rate and has a five-year term with interest only due until July 1, 1998. After July 1, 1998, the loan agreement requires 59 monthly installments including interest at prime based on a seven year amortization schedule with the balance of the loan payable in the 60th installment. The Board further authorized that the Company repay $1,755,000 of unsecured demand notes due to James R. Cook, M.D. from the proceeds of the note from Chardonnay Enterprises.

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

Based on the Company's net loss for 1996 and anticipated 1997 results, the Company does not anticipate it will be able to generate sufficient cash to fund operations.
The Company's independent accountants have issued a report covering the December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See Note 1 to the Company's consolidated financial statements.

In addition to the cash required for operations, as much as $2,000,000 of investment may be required for leasehold improvements and capital equipment purchases to remodel and expand certain older practice locations. Development of new practice locations or the acquisition of additional practice locations will require cash.

The Company is exploring a private placement to raise $10 to $20 million. If successful, proceeds of the offering would be used first to fund the operating cash needs of the business and current working capital requirements. The balance of any funds raised would be used to finance the Company's growth plans. There are no assurances that the Company will be successful in raising this capital.

Management is also exploring the business combination opportunities with companies in similar lines of business in South Florida. There can be no assurance that the Company will receive any proposal in this connection or that the terms of any proposal received would be such that the Company's Board of Directors would accept the proposal and recommend it to the Company's stockholders (should stockholder action be required). Additionally, the Company may at any time decide to discontinue these explorations.

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

In August 1995, an action entitled Lowinger v.
United Vision Group, Inc., J. K. Enterprises of Deerfield Beach, Inc., Jan Kaplan and Karen Kaplan was filed against the Company in the United States District Court for the Southern District of Florida. Mr. Lowinger, a former employee of the Company, alleged discrimination on the basis of age and handicap, breach of contract to pay a bonus, payment owing for employment benefits including vacation and automobile expenses and violation of ERISA. In March 1997, the case was tried in the United States District Court for the Southern District of Florida. The jury found in favor of Lowinger as to the age discrimination claim and that the Company acted willfully in the termination. Lowinger was awarded back pay and compensatory and punitive damages in the amount of $402,000. The remaining claims were found in favor of the Company. The Company has filed motions to reduce the amount of the verdict and to enter a judgment in favor of the Company notwithstanding the verdict. A judgment has not been entered against the Company. At a hearing for post-trial motions held July 16, 1997, the Court denied the motion to enter a judgment in favor of the Company notwithstanding the verdict. The Company believes it has grounds to appeal the jury verdict and plans to file such appeal.

In May 1997, two actions entitled Jan H. Kaplan v.
United Vision Group, Inc., Apollo Eye Associates, Inc., and Apollo EyeCare Management Corp. and Karen Kaplan v. United Vision Group, Inc., Apollo Eye Associates, Inc., and Apollo EyeCare Management Corp. were filed against the Company in the County Court for Broward County, Florida. Mr. and Mrs. Kaplan, both former employees of the Company, allege breach of a December 1995 contract to pay consulting fees and seek to recover the amounts of $11,667 and $7,083 respectively for April 1997. The Company believes that it has substantial defenses and is defending these suits vigorously.

In May 1997, an action entitled Apollo Eye Group,
Inc., Master Vision Plans, Inc., Optiplan, Inc., and J. K. Enterprises of Deerfield Beach, Inc. v. Joseph P. Antal and Preferred Vision Care, Inc. was filed by the Company in the Circuit Court of the Seventeenth Judicial Circuit of Broward County, Florida. The complaint alleges that Mr. Antal, a former employee of the Company, is in breach of a covenant not to compete contained in the employment agreement that existed between the Company and Antal during his term of employment.
The lawsuit seeks injunctive relief to enjoin Antal from solicitation of managed care sponsors including those currently under agreement with Apollo Eye Group of Puerto Rico, Inc. (formerly Master Vision Plans, Inc.). A hearing for injunctive relief was held in May 1997 and will be continued in the third quarter of 1997.

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

									    APOLLO EYE GROUP, INC.

Dated: July 25, 1997                     /s/ J. Richard Damron, Jr.
									  J. Richard Damron, Jr.
									    Treasurer and
									    Chief Financial Officer