Form 10QSB
period 1997-06-30
APOLLO EYE GROUP INC
filed 1997-08-15
CIK 882970

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES  AND EXCHANGE ACT OF 1934

		   For the Quarter Ended June 30, 1997
OR
     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

	     For the transition period from ______ to ______

	     Commission file number:  0-23184

		  APOLLO EYE GROUP, INC.
(Exact name of the small business issuer as specified in its charter)

	     Delaware                                       65-0257498
	     State or other jurisdiction of                (I.R.S Employer
	     incorporation or organization                 Identification No.)

	     2424 N. Federal Highway, Suite 362, Boca Raton, Florida  33431
	    (Address of Principal Executive Office)      ( Zip Code)

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

The number of shares of the issuer's Common Stock, $.001 par value, outstanding as of August 6, 1997 was 5,888,898.

Transitional Small Business Disclosure Format
	    Yes                                     No    X

INDEX

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

	  Consolidated Balance Sheets as of  June 30, 1997      1
	  and December 31, 1996

	  Consolidated Statements of Operations for the three   2
	  and six months ended June 30, 1997 and 1996

	  Consolidated Statements of Cash Flows for the six     3
	  months ended June 30, 1997 and 1996

	  Notes to Consolidated Financial Statements            4 - 7

Item 2.   Management's Discussion and Analysis of Financial     8 - 13
	  Condition and Results of Operations

PART II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                     14 - 15

Item 6.   Exhibits and Reports on Form 8-K                      16

	  SIGNATURE                                             17

APOLLO EYE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
				      June 30,        December 31,
				      1997                   1996
		     ASSETS

Current assets:
     Cash                       $            0       $     75,462
     Accounts receivable               563,148            541,709
     Inventory                         524,775            551,291
     Other current assets                    0             49,303
	   Total current assets      1,087,923          1,217,765

Property and equipment, net          3,256,696          3,589,853
Intangible assets, net                 424,399            520,768
Restricted cash                         50,000             50,000
Other assets                           135,369            151,304

	Total assets                $4,954,387         $5,529,690

		  LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Cash overdraft                 $   51,984         $        0
     Current portion of long-term
     debt                               30,854             33,754
     Current portion of capital
     lease obligations                 184,398            184,398
     Accounts payable                  710,142            735,874
     Accrued liabilities             2,165,410          2,301,284
     Deferred revenue                   94,703            111,118

	Total current liabilities    3,237,491          3,366,428

Notes payable affiliate              3,025,000                  0
Notes payable to shareholder                 0          1,755,000
Long-term debt, net of current
portion                                 81,494             96,364
Capital lease obligations,
net of current portion                  58,122            121,883

	Total liabilities            6,402,107          5,339,675

Equity (Deficit):
     Common stock                        5,889              5,889
     Additional paid-in capital      9,830,245          9,830,245
     Accumulated deficit and fund
     balance                       (11,283,854)        (9,646,119)

	 Total equity (deficit)     (1,447,720)           190,015

	 Total liabilities and
	 equity (deficit)           $4,954,387         $5,529,690

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			   Three Months Ended            Six Months Ended
			    (Unaudited)                     (Unaudited)

		       June 30,        June 30,       June 30,        June 30
		       1997             1996          1997            1996

Revenue:
  Premium         $   1,050,496   $  945,762      $ 2,161,653     $ 1,935,719
  Practice            1,005,248    1,174,262        2,029,607       2,607,244
  Other                  92,836       61,417          182,320         149,542
  Total revenue       2,148,580    2,181,441        4,373,580       4,692,505

Operating costs and expenses:
   Cost of goods and
   services sold        553,598      819,121        1,131,884       1,468,355
   Depreciation and
   amortization         220,219      239,058          457,871         450,723
   Selling general
   and administrative
   expenses           1,947,688    2,689,297        4,273,199       5,090,550
     Total operating costs and
     expenses         2,721,505    3,747,476        5,862,954       7,009,628

     Loss from
     operations        (572,925)  (1,566,035)      (1,489,374)     (2,317,123)

Other income (expenses):
  Other income                0        4,945                0           4,945
  Interest, net         (78,964)    (105,601)        (148,361)       (170,642)
      Other income
      (expense), net    (78,964)    (100,656)        (148,361)       (165,697)

      Loss before provision
      for taxes        (651,889)  (1,666,691)      (1,637,735)     (2,482,820)

Provision for income
taxes                         0        7,654                0           7,654

   Net loss          $ (651,889) $(1,674,345)     $(1,637,735)    $(2,490,474)

Net loss per share   $     (.11) $      (.37)     $      (.28)    $      (.74)

Weighted average number of shares used in
computing per
share amount          5,888,898    4,524,167        5,888,898       3,352,014

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
					Six Months Ended (Unaudited)
					    June 30,      June 30,
					    1997           1996

Cash flow from operating activities:
   Net loss                            $  (1,637,735)   $ (2,490,474)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization             457,871         450,723
   Common stock issued for services                0          25,000
   Bad debt expense                            6,000           9,797
   Loss on disposal of assets                      0           1,713

   Changes in operating assets and liabilities exclusive
   of net assets acquired:
     Accounts receivable                     (27,439)        (77,297)
     Inventory                                26,516         (75,762)
     Other current assets                     49,303        (194,666)
     Accounts payable and accrued
     liabilities                            (161,606)        (41,889)
     Other assets                             15,935
     Deferred revenue                        (16,415)         11,370

     Net cash used in operating
     activities                           (1,287,570)     (2,381,485)

Cash flows from investing activities:
   Purchase of property and equipment        (28,345)       (546,581)
   Proceeds from sale of asset                     0          18,900
   Increase in intangibles                         0          (2,820)

      Net cash used in investing activities  (28,345)       (530,501)

Cash flows from financing activities:
   Cash overdraft increase (decrease)         51,984          (3,528)
   Payments on long-term debt and capital
   lease obligations                         (81,531)       (131,356)
   Proceeds (repayment) of notes payable to
   shareholder                            (1,755,000)      3,250,000
   Proceeds from notes payable             3,025,000               0
      Net cash provided by financing
      activities                           1,240,453       3,115,116

      Net (decrease) increase in cash        (75,462)        203,130

Cash, beginning of period                     75,462               0

Cash, end of period                     $          0      $  203,130

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
June 30, 1997

1.   ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for Apollo Eye Group, Inc.'s (formerly United Vision Group, Inc., the "Company" or "AEG") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's significant losses in 1996 and projected cash flow deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might arise should the Company be unable to continue as a going concern. Previously, the Company has relied upon the principal shareholder to fund the Company's working capital needs. The principal shareholder agreed in January 1997 to a revolving loan arrangement providing for loans not exceeding $1,000,000 collateralized by accounts receivable and inventory. In June 1997, the Company entered into an agreement with a company controlled by the principal shareholder for a $3,000,000 five year term loan collateralized by property and equipment. A portion of this loan has been used in part to repay $1,755,000 of demand loans payable to the principal shareholder. The Company is exploring the possibility of raising cash through debt financing or selling equity in a private placement. There can be no assurances that these activities will be likely to occur.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which are combined with the accounts of Optiplan, Inc. based on their related business activities and the Company's unilateral and perpetual management control. Material intercompany balances and transactions have been eliminated.

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

The Company utilizes the liability method for accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and tax bases of assets and liabilities using the rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance against its deferred tax assets based on management's belief that it is not likely such benefits will be realized.

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

REVERSE STOCK SPLIT

On October 7, 1996, the shareholders approved a one-for-five reverse split of the Company's Common Stock. As a result, the number of common shares outstanding was reduced from 29,444,454 to 5,888,898 as of the November 1, 1996 effective date. All references in the financial statements to the number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the reduced number of common shares outstanding.

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

3.   CONTINGENCIES

The Company is a party to various lawsuits arising in the ordinary course of business. During the year ended December 31, 1996, estimated litigation settlements of $300,000 were charged to operations based on review of such litigation with legal counsel. For the six months ended June 30, 1997 and June 30, 1996, the Company made charges to operations of $0 and $50,000 respectively for litigation settlements. The Company believes it has defenses and is defending these suits vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,148,663 and equity had been reduced to $190,015 at December 31, 1996. At June 30, 1997, working capital was further reduced to a negative $2,149,568 and equity was reduced by $1,637,735, to a deficit of $1,447,720. There are no assurances that the Company will be able to increase premium revenue with additional managed care contracts or that practice revenue will increase to meet cash requirements. As a result, substantial doubt exists about the Company meeting its liquidity needs and continuing as a going concern. (See Liquidity and Capital Resources.)

Results of Operations

Total revenues for the three and six months ended June 30, 1997 were $2,148,580 and $4,373,580 versus $2,181,441 and $4,692,505 in the three and six month periods ending June 30, 1996. Revenue from premiums (Capitation Payments) was $1,050,496 for the three months ended June 30, 1997, compared with $945,762 in 1996. Premium revenue for the first six months of 1997 was $2,161,653 versus $1,935,719 for the same period in 1996. The increase results from managed care contracts effective July 1996 in Puerto Rico and managed care contracts in South Florida renewed in October 1996 at higher capitated rates offset by the loss of a South Florida managed care contract effective February 1, 1997. Practice revenue decreased to $1,005,248 and $2,029,607 for the three and six months ended June 30, 1997 from $1,174,262 and $2,607,244 for the three and six month periods ending June 30, 1996.
The decrease in practice revenue was attributable to a decrease in professional services and optical sales resulting from the loss of the previously mentioned third party contract effective February 1, 1997.

Revenue is expected to decline in 1997 compared with 1996. Premium revenue is expected to be reduced as a result of the termination of a contract for vision care in South Florida effective February 1997 and the termination of two contracts for vision care in Puerto Rico effective July 1, 1997. The loss of the three contracts represents approximately $185,000 of monthly premium revenue. The loss of premium revenue has been partially offset by the renewal of a contract negotiated in December 1996 with a managed care sponsor for increased premium revenue effective October 1996. In addition, the Company entered into an agreement to provide vision benefits on a discounted fee for service in South Florida effective June 1, 1997. The Company believes that as a result of these changes, total premium revenue in 1997 will be below the 1996 premium revenue. The cancellation of the South Florida vision care contract also has negatively impacted practice revenue due to a decrease in the number of patients that are seen in the Apollo practices. The terminated contract represented approximately 40% of the patients seen by the Apollo practices. While it is not possible to quantify the loss of practice revenue that will result from the termination of the vision care contract, the Company believes that practice revenue in 1997 will be significantly below the 1996 practice revenue.

The Company is working to secure new contracts with managed care sponsors for both vision care and ophthalmology services. There are no assurances that the Company will be successful in obtaining new contracts, or that the contracts, if obtained, will replace the premium and practice revenue lost as a result of the contract termination discussed above.

Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers (participating providers not associated with the Company). The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold decreased to $553,598 during the quarter ended June 30, 1997 versus $819,121 during the same 1996 period. For the six months ended June 30, 1997, the Cost of Goods and Services was $1,131,884, a decrease from $1,468,355 for the six months ended June 30, 1996. The decrease is due to a decline in the volume of eyewear resulting from decreased optical revenue and a reduction in external provider payments.

Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. Inventory (net of reserves) decreased to $524,775 at June 30, 1997 from $551,291 at December 31, 1996. The decrease results from a change in the mix of frames and agreements with certain vendors to consign inventory. The Company expects to improve inventory utilization as a result of the 1996 consolidation of its laboratory operations into a single location in Broward County, Florida.

SG&A expenses decreased to $1,947,688 and $4,273,199 respectively during the three and six months ended June 30, 1997 from $2,689,297 and $5,090,550 for the three and six months ended June 30, 1996. The decreases in SG&A were primarily related to reductions in compensation, benefits, consulting, legal and advertising expenses offset by increases in rent expense due to an expanded number of facilities.

Depreciation and amortization expenses for the three months ended June 30, 1997 increased to $457,871 from $450,723 in the same period last year.
The increased expense results from depreciation of equipment acquired in
June 1996 from Focus Fashion Optical and a full quarter of depreciation on
Apollo equipment placed in service in 1996.   Property and Equipment
decreased to $5,400,260 at June 30, 1997 from $5,428,444 at December 31, 1996.

Net Loss

The Company's losses decreased to $651,889 ($0.11 per share) for the quarter ended June 30, 1997 from $1,674,345 ($0.37 per share) for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, the loss decreased to $1,637,735 ($0.28 per share) from $2,490,474 ($0.74 per share)
for the six months ended June 30, 1996. Per share data is based on the Company's weighted average of shares outstanding in the period of 5,888,898 and 4,524,167, respectively, for the three months ended June 30, 1997 and 1996, and 5,888,898 and 3,352,014 respectively for the six months ended
June 30, 1997 and 1996. The total shares outstanding at June 30, 1997 was 5,888,898.

Balance Sheet Dated June 30, 1997

The Company's cash decreased to an overdraft of $51,984 at June 30, 1997 from a balance of $75,462 at December 31, 1996.

The Company's accounts receivable (net of allowance for doubtful accounts) increased to $563,148 at June 30, 1997 from $541,709 at December 31, 1996. This increase is due to an increase in managed care premiums outstanding at June 30, 1997. The total current assets of the Company decreased to $1,087,923 on June 30, 1997, from $1,217,765 at December 31, 1996.

The Company's property and equipment (net of accumulated depreciation) decreased from $3,589,853 at December 31, 1996 to $3,256,696 at June 30, 1997.
The decrease results from depreciation expense for the six months ended
June 30, 1997. The total assets of the Company decreased from $5,529,690 at December 31, 1996 to $4,954,387 at June 30, 1997 due to decreases in cash, inventory, property and equipment (net), and intangible assets (net).

The Company's Notes Payable and Capital Lease obligations decreased from $436,399 at December 31, 1996 to $354,868 at June 30, 1997. These decreases are associated with repayment of borrowing. Accounts Payable and Accrued Liabilities at June 30, 1997 were $2,875,552 compared with $3,037,158 at December 31, 1996.

In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not to exceed $1,000,000 collateralized by accounts receivable and inventory and bearing interest at prime. In the three month period ending March 31, 1997, the Company borrowed $550,000 under this agreement. In June 1997, the Company borrowed $3,025,000 from Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., the majority shareholder. The loan is collateralized by property and equipment of the Company. From the proceeds of the note payable to Chardonnay Enterprises, the Company used $1,755,000 to repay shareholder loans payable to James R. Cook, M.D. At June 30, 1997, the note payable to Chardonnay Enterprises was $3,025,000 and the Company repaid the balance on the revolving loan agreement with James R. Cook, M.D. (See Liquidity and Capital Resources.)

The Company's equity decreased in the period from $190,015 at December 31, 1996 to a deficit of $1,447,720 at June 30, 1997. This decrease is directly related to operating losses in the period.

Cash Flow Statement for Six Month Period Ending June 30, 1997

Net Cash used in Operating Activities decreased to $1,287,510 for the six month period ending June 30, 1997 from $2,381,485 for the six month period ending June 30, 1996. The decreased cash used resulted from decreased operating losses and decreased inventory offset by increased accounts receivables and decreased accounts payable and accrued liabilities.

For the six months ended June 30, 1997, investing activities used cash of $28,345 compared with cash of $530,501 used in investing activities for the three months ended June 30, 1996.

Net Cash provided by financing activities totaled $1,240,453 for the six month period ending June 30, 1997. The Company borrowed $3,025,000 from Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., the majority shareholder. From the proceeds of the note payable to Chardonnay Enterprises, the Company used $1,755,000 to repay shareholder loans payable to James R. Cook, M.D. (See Liquidity and Capital Resources.)

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

In addition to cash flow generated from operations, management believes that approximately $3,500,000 of additional capital will be needed in 1997 to meet the cash flow shortfall. In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not exceeding $1,000,000 collateralized by inventory and accounts receivables. In the first quarter of 1997, the Company borrowed $550,000 of this revolver, the maximum loan available based on present levels of inventory and accounts receivable. In April 1997, the Company entered into a loan agreement with Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., providing for loans not exceeding $500,000 collateralized by property and equipment of the Company. As of May 28, 1997, the Company had borrowed the $500,000 available under loans collateralized by property and equipment.

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

James R. Cook, M.D., the majority shareholder, and corporations he controls have indicated that they are not willing to continue funding the Company at the current levels of cash requirements beyond amounts already loaned. Dr. Cook and such entities reserve all rights to demand repayment of such amounts loaned in accordance with the terms of the loan documentation.

As a result of these loan arrangements with James R. Cook, M.D. or corporations he controls, the Company has obtained funding in 1997 for $1,795,000 of the estimated $3,500,000 cash requirements. Management is continuing to seek to obtain other debt and/or equity financing for the balance needed to fund operations for the current year. If additional funding is not available, management believes a significant downsizing of the Company will be necessary to reduce expenses to the level of cash generated from operations. This downsizing could include additional personnel and compensation reductions, closing or further reduction of operating hours at some or all of the Apollo Eye Associates practices, relocation or consolidation of office facilities and additional reductions of operating expenses.

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

In August 1995, an action entitled Lowinger v. United Vision Group, Inc.,
J. K. Enterprises of Deerfield Beach, Inc., Jan Kaplan and Karen Kaplan was filed against the Company in the United States District Court for the Southern District of Florida. Mr. Lowinger, a former employee of the Company, alleged discrimination on the basis of age and handicap, breach of contract to pay a bonus, payment owing for employment benefits including vacation and automobile expenses and violation of ERISA. In March 1997, the case was tried in the United States District Court for the Southern District of Florida. The jury found in favor of Lowinger as to the age discrimination claim and that the Company acted willfully in the termination. Lowinger was awarded back pay, compensatory and punitive damages and interest in the amount of $394,000. Plaintiff was also granted reinstatement to a position similar to the one held prior to termination with comparable salary and benefits. The remaining claims were found in favor of the Company.
At a hearing for post-trial motions held July 16, 1997, the Court denied a motion to enter a judgment in favor of the Company notwithstanding the verdict. The Company believes it has grounds to appeal the jury verdict and plans to file such appeal.

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

Item 6.    Exhibits and Reports on Form 8-K

	   (a)     Exhibits

10(m)       --     Participating Physician Services Agreement between Apollo
		   EyeCare Management Corporation and FPA Medical Management of Florida, Inc.

	   (b)     Reports on Form 8-K - None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				     APOLLO EYE GROUP, INC.


Dated:  __________________           By: /s/ J. Richard Damron, Jr.
					 J. Richard Damron, Jr.
					 Treasurer and Chief Financial Officer

PARTICIPATING PHYSICIAN SERVICES AGREEMENT


THIS PARTICIPATING PHYSICIAN SERVICES AGREEMENT ("Agreement"), is made and entered into this 1st day of June, 1997 by and between FPA MEDICAL MANAGEMENT OF FLORIDA, INC. ("FPA"), and APOLLO EYE CARE MANAGEMENT CORP. AND AFFILIATES ("Participating Physician").

Whereas, Participating Physician wishes to contract with FPA to provide Covered Services for Health Plans; obligating said Physician to provide or arrange for said Covered Services for Members; and

Whereas, Participating Physician agrees to provide or arrange for Covered Services for Members under the terms and conditions set forth herein; and

Whereas Participating Physician and FPA have read, understand and agree to the terms listed hereunder; and

Whereas, FPA and Participating Physician mutually desire to preserve and enhance patient dignity;

NOW, THEREFORE, it is mutually agreed as follows:

1 .  DEFINITIONS

a) Certificate means the contract which sets forth the terms and conditions governing the relationship between the applicable Health Plan and its Members, including the medical and hospital benefits provided to, or arranged for, Members by Health Plan. Certificates covered under this Agreement shall be determined solely by FPA.

b) Commercial HMO Coverage Plan means a plan of group health care expense coverage that is provided to one or more employers (or to other groups or individuals) through group health insurance contracts, trusts, health care services plans, or any other health care service arrangements agreed to by FPA. Commercial HMO Coverage Plans covered under this Agreement shall be determined solely by FPA.

c) Covered Services means those medical and hospital services and benefits to which Members are entitled under the terms of the applicable Certificate as determined by the applicable Health Plan, the relevant portions of which shall be made available to Participating Physician by FPA.

d) Credentialing Committee refers to the committee that determines standards for participation of Participating Physicians and enforces those standards.

e)   Emergency means

i) A medical condition manifesting itself by acute symptoms of sufficient severity, which may include severe pain or other acute symptoms, such that the absence of immediate medical attention could reasonably be expected to result in any of the following:

a) Serious jeopardy to the health of a patient, including a pregnant woman or a fetus.

b)   Serious impairment to bodily functions.

c)   Serious dysfunction of any bodily organ or part.

ii)  With respect to a pregnant woman:

a) That there is inadequate time to effect safe transfer to another hospital prior to delivery;

b) That a transfer may pose a threat to the health and safety of the patient or fetus; or

c) That there is evidence of the onset and persistence of uterine contractions or rupture of the membranes.

f) Emergency Services means medical screening, examination, and evaluation by a physician, or, to the extent permitted by applicable law, by other appropriate personnel under the supervision of a physician, to determine if an Emergency exists and, if it does, the care, treatment, or surgery for a Covered Service by a physician necessary to relieve or eliminate the Emergency, within the service capability of a hospital.

g) Health Plan refers to an industry, corporation, company, partnership, union, enterprise, health care service plan, prepaid health plan, preferred provider organization, accountable health partnership, health maintenance organization, insurer, or other defined or otherwise legally constituted group or organization which enters into a Payor Agreement with FPA to allow such Health Plan's employees or Members the opportunity of selecting health services arranged for by FPA. Any references to Health Plan in this Agreement is limited to the particular Health Plan whose Member is being treated by Participating Physician. Health Plans covered under this Agreement shall be shall be referenced in Attachment A-2.

h) Incident is defined as any occurrence that is not routine in a health care facility. These situations may include, but are not limited to, the following:

i)   any unusual occurrence;

ii)  a happening which could have or did result in an injury to a Member;

iii) a condition, situation, procedure, etc., which could or did result in an injury to a Member, including any happening of an untoward (unusual) nature to a Member.

Incidents shall not be limited to quality of care issues.

i) Medicaid means the program of the Agency for Health Care Administration
(AHCA) and the State of Florida to provide health and welfare benefits.

j) Medicaid HMO Coverage Plan means a plan of group health care expense coverage that is provided to Medicaid Members through AHCA and the State of Florida, or any other health care service arrangements agreed to by FPA, as determined by FPA. Medicaid HMO Coverage Plans covered under this Agreement shall be determined solely by FPA.

k) Medical Director means a Physician or his/her designee who has been designated by FPA to monitor and implement the provision of Covered Services to Members.

1) Medically Necessary means services or supplies received by a Member which FPA through its Medical Director, subject to Health Plan's UM/QI programs, determines to be:

i) consistent with the symptoms or diagnosis and treatment of Member's condition, disease, ailment or injury;

ii) appropriate with regard to standards of good medical practice within the community;

iii) not primarily for the convenience of Member, Member's family, his/her Physician, hospital, or other health care provider; and

iv) the most appropriate supply or level of service which can be safely provided to Member in the least costly setting or as otherwise provided in Member's certificate.

m) Member means an eligible individual covered by or enrolled under a Certificate, and the eligible dependents of such individual who are enrolled under such Certificate. In the event that FPA has a Contract as defined in section 5b(iii) below to serve Medicare or Medicaid beneficiaries, the definition of Member shall include enrolled individuals from the Medicare or Medicaid populations. Members covered under this Agreement shall be determined solely by FPA.

n) Participating Physician means the Physician who has entered into an agreement with FPA, or on whose behalf an agreement has been entered into with FPA (including any Physicians employed by, associated with or contracting with Participating Physician), to provide certain services to Members upon appropriate referral. If this Agreement affects more than one Physician, a list of said Physicians will appear on Attachment A- I of this Agreement.

o) Participating Physician Services Agreement ("Agreement") means the written Agreement between a Participating Physician and FPA to provide health care services for Members. This Agreement shall be the sole governing document between Participating Physician and FPA for Members assigned to FPA. Under no circumstances shall this Agreement be interpreted as granting any exclusive rights or privileges to the Participating Physician.

p) Participating Physician Services means those services set forth in Attachment A which are delivered by a Participating Physician and with respect to which Participating Physician has been credentialed by FPA (or Health Plan, if applicable).

q) Participating Provider means a health care provider including, but not limited to, Physicians, hospitals, ancillary providers, that have entered into an agreement with FPA, or on whose behalf a contract has been entered into with FPA, for the provision of Covered Services to Members.

r) Payor Agreement refers to the contract between a Health Plan and FPA which describes the costs, procedures, benefits, conditions, limitations, exclusions and other obligations to which Health Plan Members are subject under Health Plan's health services plan and which describes the terms and obligations of the Health Plan/FPA relationship.

S) Physician means a duly licensed doctor of medicine, osteopathic medicine, doctor of chiropractic, or podiatric medicine, each respectively having an unrestricted license to practice medicine in the jurisdiction in which such individual's services are to be provided, including, if applicable, an unrestricted license to prescribe controlled medications, substances and supplies. Every Physician must be credentialed pursuant to FPA's credentialing criteria.

i) Participating Physician means the Physician who has entered into an agreement with FPA, or on whose behalf an agreement has been entered into with FPA (including any Physicians employed by, associated with or contracting with Participating Physician), to provide certain services to Members upon appropriate referral.

ii) Covering Physician means the Physician or other licensed health care provider, as may be appropriate, who has entered into an agreement, either oral or written, with a Participating Physician to arrange Covered Services for his/her Members when Participating Physician is not available. Covering Physician may or may not be under an agreement with Health Plan or FPA.

iii) Primary Care Physician ("PCP") means a Participating Provider who has agreed to provide services to Members who have selected or have been assigned to PCP and to assume primary responsibility for arranging and coordinating the overall health services of such Members, as applicable.

t) Quality Improvement ("QI") means those processes and procedures established by FPA or Health Plan which are designed to review and analyze various aspects and levels of desired health care.

u) Referral Authorization means the form or number evidencing an authorization by FPA for referral of a Member to a health care provider, including Participating Providers.

v) Resource-Based Relative Value Scale ("RBRVS") means the system of medical care claims payment utilized by the Health Care Financing Administration ("HCFA") in the payment of Medicare claims, wherein payment is made by multiplying a universal conversion factor by the RBRVS-determined relative value of each given procedure. Regional modifiers shall not apply under this Agreement.

w) Senior HMO Coverage Plan means a plan of health care expense coverage provided to Seniors through insurance contracts, health care services plans, or any other health care service arrangements agreed to by FPA. Senior HMO Coverage Plans covered under this Agreement shall be determined solely by FPA.

x) Senior means any Member who is eligible for Medicare as defined by HCFA by reason of attainment of age 65 or by the presence of a Medicare-eligible disabling condition, and is a member of Senior HMO Coverage Plan as determined by FPA.

y) Service Area means the geographic area for which FPA has contracted for health care services on behalf of Members. The Service Area shall be defined as the State of Florida and FPA shall determine which portion, if not all, of the Service Area as defined in Attachment A-3 will be the responsibility of Participating Physician.

z) Specialty Care Financial Allocation Fund (Fund) means the mechanism through which FPA calculates payments for covered health care services, which is described in Attachment C of this Agreement.

aa) Utilization Management ("UM") means those processes and review procedures that must be followed by all Participating Physicians.

2.   OBLIGATIONS OF FPA

a) Administrative Procedures. FPA shall make available to Participating Physician administrative procedures and other administrative duties of Participating Physician under this Agreement. Participating Physician agrees to abide by these administrative procedures.

b) Compensation. For all services for which Participating Physician is responsible hereunder, as set forth in Attachment A, Participating Physician shall be compensated by FPA in accordance with Attachment B and C for the provision of those services. If a Participating Physician provides any Covered Service not specified in Attachment A or any non-Covered Service, Participating Physician shall not be entitled to any compensation for such services, except as provided in section 3a. If a Participating Physician provides any Covered Service not specifically authorized by FPA, Participating Physician shall not be entitled to any compensation for such services, except as provided in section 3a or in cases of Emergency. Participating Physician shall accept such compensation with the exception of applicable copayments and/or deductibles ("Copayments") as payment in full for all services provided by Participating Physician except as otherwise provided by this Agreement.

c) FPA shall make payment to Participating Physician for covered health care services based on the mechanism specified in Attachment B and C. Notwithstanding the above or anything else in this Agreement to the contrary, FPA shall only be responsible to make the payments due Participating Physician to the extent that FPA has collected the charges for health care services provided by Participating Physician for which payment is sought from the Health Plan. Participating Physician shall receive from FPA compensation as stated above less any copayments which are the responsibility of Members.

d) Should FPA fail to pay for Covered Services rendered by a Participating Physician, the Participating Physician may seek payment from Health Plan, and Health Plan will pay the Participating Physician for Covered Services compensable under the agreement.

3.   OBLIGATIONS OF PARTICIPATING PHYSICIAN

a) Health Services. Participating Physician agrees to provide or arrange for the provision of those Covered Services set forth on Attachment A hereto, consistent with FPA's (or Health Plan's, if applicable) UM/QI program. Participating Physician shall not refer Members to other Physicians or Participating Providers without a Referral Authorization from FPA, except as set forth in the UM/QI program. In the event Participating Physician shall provide a Member non-Covered Services, Participating Physician shall, prior to the provision of such non-Covered Services, inform Member:
(a) of the service(s) to be provided; (b) that FPA and the Health Plan will not pay or be financially liable for said services; and (c) that Member will be financially liable for such services. In the event that Member is not so informed, neither Member, FPA nor Health Plan shall be financially liable to Participating Physician for those services. Participating Physician shall not bill Members for services that are determined by Health Plan, in its sole discretion, not to be Medically Necessary unless Member has been informed, in advance by Participating

Physician that the services are not Medically Necessary and has agreed to be financially liable for those services.

b)   Provision of Services and Professional Requirements.

i) Participating Physician shall make necessary and appropriate arrangements to ensure the availability of Participating Physician
Services to Members on a twenty-four (24) hour per day, seven (7) day per week basis, including arrangements to ensure coverage of Members after hours or when Participating Physician is otherwise absent, consistent with FPA's staffing requirements. Participating Physician agrees that scheduling of appointments shall be done in a timely manner, as specifically defined in FPA's Provider Manual. Participating Physician shall ascertain and ensure that such Covering Physician will cooperate with and accept the findings of FPA's peer review procedures as they relate to services provided to Members and that such Covering Physician will seek authorization from the Medical Director prior to all hospitalizations, except for Emergencies or as otherwise provided in the UM/QI program. For services rendered by Covering Physician on behalf of Participating Physician, Participating Physician shall be responsible to make suitable arrangements with Covering Physician regarding the amount and manner in which said Covering Physician will be reimbursed or otherwise compensated, provided, however, that Participating Physician shall ensure that Covering Physician will not, under any circumstances, bill Members (except Copayments), FPA or Health
Plan for Covered Services. Participating Physician shall be liable for paying Covering Physician and Participating Physician hereby agrees to indemnify and hold harmless Members, AHCA, HCFA, FPA and Health Plan against charges for Covered Services rendered by Covering Physician. It is understood that FPA reserves the right to make payment to any Covering Physician for which a valid invoice, or portion thereof, is outstanding for more than thirty (30) days. FPA will provide notice of its intention to make payment of such claims but FPA need not wait the above thirty (30) day period where Participating Physician has engaged in a pattern of late payments to Covering Physician in the past, as reasonably determined by FPA. FPA may deduct any such payments plus a reasonable administrative fee from any amounts otherwise due Participating Physician pursuant to this Agreement.

ii) All services performed hereunder shall be consistent with the standards of medicine and osteopathy, and such services shall be performed in accordance with the customary rules of ethics and conduct promulgated by the American Medical Association, the American Osteopathic Association, the American Hospital

Association and similar provider organizations, as applicable, and such other bodies, formal or informal, governmental or otherwise, from which health care providers seek advice and guidance or to which they are subject to licensing and control as applicable.

iii) Participating Physician shall utilize such additional allied health and other qualified licensed personnel as are available and appropriate for effective and efficient delivery of health services, consistent with FPA policies.

iv) Participating Physician shall participate in such programs of continuing education as FPA may require as well as such programs, if any, as are required by state regulatory authorities.

v) Participating Physician shall notify FPA within one (1) business day of becoming aware of:

a)   loss or restriction of any of his/her/its hospital privileges;

b)   loss or limit of his/her/its DEA permit;

c) loss or restriction of his/her/its license to provide health services in any state as well as any actions taken by the state, Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), or any other regulatory body that would materially impair the ability of Participating Physician to provide and/or arrange for health services to Members;

d) loss or suspension of his/her/its participation in the Medicare and/or Medicaid Programs;

e)   any adverse action by a governmental body, or

f) occurrence of an Incident at his/her/its facility involving a Member and shall do so on the Incident Report form as provided by FPA. Participating Physician shall also provide FPA and Health Plan with a copy of any and all Code 15 Reports filed with the Agency for Health
Care Administration (AHCA) pursuant to Florida law, involving any Members.

Receipt of the notices required by this section shall not constitute an assumption of liability on the part of FPA or Health Plan. If any event described above occurs, Participating Physician consents to FPA disclosing the event to each affected Health Plan, if the terms of the Payor Agreement require such disclosure.

vi) Participating Physician, for the term of this Agreement, shall meet all credentialing and recredentialing requirements as may be established by FPA (or Health Plan, if applicable) from time to time.

vii) Participating Physician agrees and warrants that he/she is in compliance with all applicable local, state and federal laws relating to the provision of medical services, including the Federal Clinical Laboratory Improvement Act and other acts, as applicable.

viii) Participating Physician acknowledges FPA's and Health Plan's obligation and right to report to and, access the National Practitioner
Data Bank as it relates to Participating Physician. Participating Physician agrees to assist FPA and Health Plan in accessing and reporting to the Data Bank, including making inquiries to the Data Bank on behalf of FPA and Health Plan, if requested to do so by FPA.

ix) Participating Physician shall not initiate general communications with Members, except with respect to the treatment of a particular medical condition, or collection for non-Covered Services, Copayments or Deductibles without the prior written consent of FPA and the applicable Health Plan which consent may be withheld in FPA's and such Health Plan's sole discretion. This provision shall survive the termination of this Agreement for a period of six (6) months.

x) Participating Physician agrees to implement applicable and reasonable procedures necessary for external accreditation of Health Plan and/or FPA by the National Committee for Quality Assurance (NCQA) or any other similar organization selected by Health Plan and/or FPA.

xi) Participating Physician shall comply with any and all applicable Florida laws and regulations governing contracting providers of health care service plans and relating to the subject matter of this Agreement including without limitation the requirements set forth in section 641.17 to 641.395 of the Florida Insurance code, as amended, and Chapter 4-31 of the rules of the Department of Insurance as amended, as applicable.

c) Claims. Unless otherwise specifically provided in Attachment B and C of this Agreement, Participating Physician shall bill FPA for all services rendered in a manner consistent with the terms of this Agreement in a billing form acceptable to FPA within thirty (30) days of providing such services. FPA shall pay Participating Physician for such services within thirty (30) days of receipt of an undisputed bill. If Participating Physician has not billed FPA for Participating Physician Services rendered to Members within sixty (60) days of a Member's receipt of such services, Participating Physician's claim for compensation with respect to such services shall be deemed waived. Participating Physician agrees to bill only for services that have been specifically authorized by FPA. Participating Physician Services not specifically authorized by FPA shall not be eligible for payment. All payments made by FPA to Participating Physician shall be considered final unless adjustment is requested in writing by Participating Physician within forty-five (45) days after receipt of such payment by FPA.

d) Referrals. Except in Emergencies, or when authorized by Medical Director, Participating Physician agrees to refer Members to other Participating Providers. Participating Physician further agrees to obtain a Referral Authorization from FPA prior to any referral to other Participating Providers, except as otherwise provided in the UM/QI program, and prior to such referral to furnish such Participating Providers complete information on treatment procedures and diagnostic tests to be performed. In the event that services required by a Member are not available from Participating Providers, other providers may be utilized with the prior approval of Medical Director. If Participating Physician refers a Member to a Participating Provider, or other provider, in a manner contrary to the UM/Ql program, the cost of such services shall, at FPA's option, be the financial responsibility of Participating Physician and FPA may offset such liability from the amounts otherwise due Participating Physician pursuant to this Agreement.

e) Hospital Admissions. In cases where a Member requires a non-Emergency hospital admission, Participating Physician, as provided in the UM/QI program, shall secure prior authorization from FPA for such admission. Participating Physician shall abide by the UM/QI program and shall not extend the initial length of stay assigned to Member, as set forth in FPA's authorization, without prior approval from Medical Director. If a Participating Physician admits or extends the length of stay of a Member in a manner contrary to the UM/QI program, the cost of such services shall, at FPA's option, be the financial responsibility of Participating Physician, and FPA may offset such liability from the amounts otherwise due Participating Physician pursuant to this Agreement.

f) No Discrimination of Members: Acceptance of Members. Participating Physician shall observe, protect and promote the rights of Members as patients without regard to race, age, sex, national origin, religion, place of residence, economic status, health status or health care needs, benefit plan or source of payment of such Members, including individuals who have or are currently receiving care from Participating Physician for whom payment is being made on a self-pay basis or through other third-party payor program. A Participating Physician may notify FPA upon ninety
(90) days prior written notice that he/she does not wish to accept additional Members associated with a Health Plan. However, in such event, Participating Physician shall not accept any new patients associated with any other Health Plan until such time as that Participating Physician reopens his/her practice to Health Plan Members. FPA may limit, restrict or suspend Members' opportunity to select and/or use Participating Physician.

g) Charges to Members. FPA shall require Members to pay applicable Copayments for certain Covered Services at the time services are rendered.
It is the responsibility of Members to pay such Copayments at the time services are received. In addition, Members shall be financially liable to Participating Physician for non-Covered Services provided by Participating Physician pursuant to section 3a. Participating Physician shall indemnify and hold FPA, Health Plan, AHCA, HCFA and Members harmless from any costs, including legal fees, relating to improper billing practices or efforts which breach the terms of this Agreement.

h) Member Non-liability. Participating Physician agrees and warrants, that in no event including, but not limited to, non-payment by FPA or Health Plan, FPA's or Health Plan's insolvency, or breach of this Agreement, shall Participating Physician, or any representative of Participating Physician, bill, charge, collect a deposit from, seek compensation, remuneration or reimbursement from or have any recourse against any Member or persons other than FPA acting on any Member's behalf, the Florida Agency for Health Care Administration (AHCA), or the Health Care Financing Administration (HCFA) defined below for services provided pursuant to this Agreement. This provision shall not prohibit the collection by Participating Physician of any Copayments from a Member, in accordance with the terms of the applicable Certificate, nor shall it prohibit charges for services as provided in section 3a above.  Participating Physician further agrees, that

i) this provision shall survive the termination of this Agreement regardless of the cause giving rise to termination and shall be construed to be for the benefit of Members, as applicable, and

ii) this provision supersedes any oral or written contrary agreement now existing or hereafter entered into between Participating Physician and Members, or persons acting on their behalf.

No modifications, additions, or deletions to the provisions of this section 3h or section 4b shall be made by FPA without the prior written approval of the Florida Commissioner of Insurance. Participating Physician shall not balance bill any Member.

i)   Records and Reports; Encounter Data.

i) Participating Physician shall maintain such records and provide such medical, financial and administrative information to FPA as may be necessary for compliance by FPA and Health Plan with state and federal law, as well as for program management purposes. Participating Physician agrees to provide FPA monthly encounter data on such forms as may be approved by FPA and FPA may withhold Participating Physician's monthly capitation payment, or a portion of such capitation payment, if such encounter data is not received from Participating Physician within thirty
(30) days from the date Participating Physician renders services. Records shall be maintained for a period of not less than seven (7) years from the termination of this Agreement and be retained further if records are under review or audit until such review or audit is complete. FPA, Health Plan, state and federal officials shall have access at reasonable times, upon demand, to the books and medical records of Participating Physician relating to the health care services provided Members, to the cost thereof, and to Copayments received by Participating Physician from Members and FPA and Health Plan shall have the right to copy such books and medical records, either with the written consent of Members which consent as contained in Health Plan's enrollment form is hereby deemed satisfactory by Participating Physician for such purposes, or as otherwise provided by applicable law.
In the event an examination of the Covered Services rendered under this Agreement is conducted by appropriate state, federal or other governmental officials, Participating Physician shall submit any required books and records to facilitate such examination. FPA, Health Plan, state and federal officials shall also have the right to inspect, at reasonable times, Participating Physician's facilities pursuant to FPA's or Health Plan's quality improvement and peer review procedures and state and federal mandated procedures.

ii) Participating Physician shall maintain a medical record for each Member in accordance with the requirements established by FPA, consistent with applicable state and federal laws. Medical records of Members will include reports from referral providers, discharge summaries, records of Emergency Services received by Member and such other information as FPA may reasonably request. Medical records of Members shall be treated as confidential so as to comply with all applicable state and federal laws and regulations regarding the confidentiality of patient records.

j) Member Grievances. Participating Physician agrees to cooperate with FPA and Health Plan in resolving any Member grievances related to the provision of health services hereunder. In this regard, Participating Physician agrees to participate in grievance procedures, as FPA and Health Plan from time to time may establish, and comply with all final determinations rendered.

k)   Insurance.

i) Participating Physician agrees to maintain in force such policies of general and professional liability insurance, as shall be necessary, to insure Participating Physician and their employees against any claim or claims for damages arising by reason of personal injuries or death occasioned, directly or indirectly, in connection with the performance of any service by Participating Physician. The amounts and extent of such professional liability insurance coverage shall be subject to the approval of FPA and shall not be less than $250,000 per occurrence, $750,000 per policy period or as otherwise required by applicable laws or regulations. In addition, Participating Physician shall obtain and maintain General Liability insurance in amounts no less than $1,000,000 per occurrence Combined Single Limit or as otherwise required by applicable laws or regulations. Participating Physician shall provide Certificates of Insurance to FPA upon request. Both parties shall obtain worker's compensation insurance to cover all employees as required by applicable state law. Participating Physician further agrees that FPA shall be given thirty (30) days prior written notice of cancellation or termination of Participating Physician's insurance policies. In the event of such cancellation and/or termination, FPA may terminate this Agreement effective immediately upon Participating Physician's receipt of written notice from FPA.

ii) Participating Physician agrees to notify FPA immediately whenever a Member files a claim or a notice of intent to commence legal action against Participating Physician. Upon request by FPA or Health Plan, Participating Physician agrees to provide full details of the nature, circumstances and disposition of such claims to FPA, Health Plan or their legal representatives.

iii) The parties agree to adhere to and be bound by the common law and statutory principles of indemnification and contribution as they exist in the State of Florida.

1) Indemnification and Hold Harmless. Participating Physician agrees to indemnify and hold FPA, Health Plan, HCFA, AHCA and any Member harmless from and against any and all debts of Participating Physician; provided, however, this provision shall not abrogate the responsibility of Health Plan to pay for Covered Services as a licensed health maintenance organization as provided in section 2d. Participating Physician agrees to indemnify and hold harmless FPA, Health Plan, HCFA, AHCA, and any Member from any and all debts, claims, damages, costs, causes of action, expenses or liabilities, including reasonable attorney's fees and court costs, to the extent proximately caused by or which may arise out of and/or be incurred in connection with, any negligent or other wrongful conduct on the part of Participating Physician arising from this Agreement. In return, FPA agrees to indemnify and hold Participating Physician harmless from any and all debts, claims, damages, costs, causes of action, expenses or liabilities, including reasonable attorney's fees and court costs, to the extent proximately caused by or which may arise out of and/or be incurred in connection with, any negligent or other wrongful conduct on the part of FPA arising from this Agreement. This section shall survive the termination of this Agreement for any reason, including insolvency.

m)   Administration.

i) Participating Physician agrees to cooperate and participate in FPA's UM/Ql program or a Health Plan's UM/Ql program, if applicable, including peer review and/or provider or Member grievance programs, external audit systems, and administrative process as may be established by FPA. Participating Physician shall comply with all final determinations rendered pursuant to the UM/QI program. The UM/QI program shall include, but not be limited to, pre-authorization of elective admissions and procedures, referral processes and reporting of encounter data. Each party agrees to notify the other party within two (2) business days whenever a Member files an informal or formal complaint as set forth in FPA's or Health Plan's grievance procedure, as provided by FPA from time to time, and to refer Members who have complaints to Health Plan's Member Services Department. Each party shall cooperate with the other party in the investigation of any such complaint.

ii) FPA and Health Plan may use the name of Participating Physician and his/her address, phone number, types of practice, hospital affiliations, as may be applicable, and an indication of Participating Physician's willingness to accept additional Members in FPA's and Health Plan's roster of Participating Providers and other FPA materials. Participating Physician may use the name of FPA to indicate it is a contracting provider, subject to FPA's written approval, which, approved, shall not be unnecessarily withheld. Both parties agree that this Agreement is an indication that provider is willing to accept additional Members with FPA.

iii) Participating Physician will cooperate to the fullest extent possible to allow FPA to evaluate possible subordination claims and to coordinate benefits in accordance with the National Association of Insurance Commissioner's (NAIC) guidelines. In the event Participating Physician provides Covered Services to a Member, Participating Physician, at his/her sole cost and expense, will cooperate to the fullest extent possible to:

a) Determine whether the Member has medical services coverage in addition to Health Plan;

b) Determine the Member's primary and secondary payor, in accordance with NAIC's guidelines; and

C)   Secure reimbursement from primary payor.

iv) Participating Physician agrees to assist and work with the Medical Director in implementing the UM/Ql program and resolving other issues related to the delivery of health services that may arise from time to time.

n) Cooperation with Health Plan. Participating Physician understands that Health Plans will place certain obligations upon FPA regarding the quality of care received by Members and that Health Plans in certain instances will have the right to oversee and review the quality of care administered to Members. Participating Physician agrees to cooperate with Health Plans in the review of the quality of care administered to Members. Participating Physician further agrees to participate in any Member grievance procedures, upon the request of FPA or a Health Plan.

o) Risk Management. Participating Physician shall participate in FPA and/or Health Plan's risk management program by allowing access to his/her respective facilities for scheduled reviews and audits. Additionally, Participating Physician shall notify FPA and/or Health Plan's risk management department of any and all Incidents involving Health Plan Members in writing within two (2) calendar days of occurrence. Thereafter, FPA and Participating Physician and Health Plan's risk management department shall coordinate all investigative efforts.

p) Representation of Participating Physician. FPA shall represent Participating Physician in matters with Health Plans pertaining to the provision of Covered Services under this Agreement, and Participating Physician grants FPA the written consent to such representation.

4.   TERM AND TERMINATION

a) Term. When executed by both parties, this Agreement shall become effective as of the date set forth in the introductory paragraph on page 1 hereof and shall continue in effect for a period of one (1) year from that date. Thereafter, the Agreement shall be automatically renewed for periods of one (1) year unless terminated as provided below.

b)  Termination.

i) This Agreement may be terminated by either party at any time by written notice given at least ninety (90) days in advance of such termination. This Agreement may also be terminated by FPA effective immediately upon written notice if Participating Physician violates sections 3b(i), (ii), (iv), (vii),
(viii), (x), (xi), (xii), 3f, 3h, 3k, 3m(i), 51 or 5m hereof or if, in FPA's reasonable opinion, continuation of this Agreement will negatively affect Members' care. This Agreement may also be terminated by FPA if Participating Physician commits a material breach of any provision herein.

ii) Participating Physician shall provide ninety (90) days advance written notice to FPA, Health Plan, Department of Insurance and the Agency for Health Care Administration before terminating this Agreement for any reason. The non-payment by FPA for goods or services rendered by Participating Physician to Members shall not be a valid reason for avoiding this ninety (90) day advance notice of termination provision. Upon receipt by FPA of a ninety
(90) day termination notice, FPA may, if requested by Participating Physician, terminate this Agreement in less than ninety (90) days if Health Plan is not financially impaired or insolvent. This provision is being included in this Agreement pursuant to Fla. Stat. 641.315.

iii) Upon such termination, the rights of each party hereunder shall terminate, provided however, that such action shall not release Participating Physician or FPA of their obligations with respect to: (a) payments accrued to Participating Physician, prior to termination; (b) Participating Physician's agreement not to seek compensation from Members for Covered Services provided prior to termination or pursuant to subsection (c) below; and (c) the continuation of Participating Physician's obligations with respect to, and Participating Physician's care for, then Members until continuation of such Members' care can be arranged by FPA consistent with sound medical judgment or, at FPA's election, until the anniversary date of such Members' coverage by Health Plan, but not to exceed twelve (12) months. FPA shall compensate Participating Physician, as applicable, for such care pursuant to the terms of this Agreement. Participating Physician further agrees; (a) this provision shall survive the termination of this Agreement regardless of the cause giving rise to termination and shall be construed to be for the benefit of Member, FPA and Health Plan, as applicable, and (b) this provision supersedes any oral or written contrary agreement now existing or hereafter entered into between

Participating Physician and Members, or
persons acting on their behalf. No modifications, additions, or deletions to the provisions of this section 4b shall be made by FPA without the prior written approval of the Florida Commissioner of Insurance. Upon notice of termination, Participating Physician shall cooperate fully with FPA and FPA protocols, if any, in the transfer of Members to other health care providers.

iv) Participating Physician agrees that, pursuant to a Payor Agreement, a Health Plan may, with or without cause, terminate or obligate FPA to terminate Participating Physician's participation in the Health Plan notwithstanding the continuation of this Agreement. In such event of termination, Participating Physician expressly agrees to hold FPA and Health Plan harmless from any liability or damage arising from, relating to or resulting from FPA's compliance with its obligations under a Payor Agreement to terminate Participating Physician's provision of services to Health Plan Members in connection with such Payor Agreement. This provision shall survive the termination of this Agreement.

5.   MISCELLANEOUS

a) Modification of this Agreement. Subject to the provisions hereafter, this Agreement may be amended or modified in writing as mutually agreed upon by the parties. In addition, FPA may modify this Agreement upon thirty (30) days written notice to Participating Physician. Failure of Participating Physician to object to such modification during the thirty (30) day notice period shall constitute acceptance of such modification. If Participating Physician objects to such modification or amendment notwithstanding section 5o, below, FPA may terminate this Agreement upon written notice pursuant to section 4b. This Agreement shall automatically be amended to comply with the requirements of state or federal law and, if applicable, the compensation rates in the Attachment B and C shall be adjusted accordingly.

b) Interpretation. The validity, enforceability and interpretation of any of the clauses of this Agreement shall be determined and governed by applicable Florida law as well as applicable federal laws. In the event of any conflict between this Agreement and a contract entered into between Health Plan and: (i) the State of Florida for prepaid Medicaid Members;
(ii) HCFA for prepaid Medicare Members; and/or (iii) any governmental entity with respect to a government health care or benefit program (the "Contracts") for which Participating Physician is providing services, the Contracts shall govern. Participating Physician agrees to be subject to all requirements that may be imposed on FPA and Participating Physician by Health Plan under the Payor Agreement. In the event of any conflict between this Agreement and a Payor Agreement for which Participating Physician is providing services, the Payor Agreement shall govern. The parties agree that jurisdiction for any legal action regarding this Agreement shall be in the state or federal courts in Dade County, Florida. Except where provided in favor of Member, Health Plans and/or certain governmental entities, there shall be no third party beneficiaries to this Agreement.

c) This Agreement shall not be considered valid until approval of Participating Physician by Credentialing Committee. Participating Physician shall continue to meet the standards for participation set by the Credentialing Committee throughout the term of this Agreement.

d) This Agreement shall not be construed as a guarantee, warrant or promise that Members will be referred or assigned to Participating Physician by FPA.

e) Severability. The illegality, unenforceability or ineffectiveness of any provision of this Agreement shall not affect the legality, enforceability or effectiveness or any other provision of this Agreement.

f) Waiver. The waiver of any breach of any term, covenant or condition of this Agreement, shall not be deemed a waiver of any subsequent breach of the same or any other term, covenant or condition.

g) Notice. Any notice required to be given pursuant to the terms and provisions hereof shall be sent by certified mail, return receipt requested, postage prepaid, or by overnight mail service such as Federal Express, to FPA at:

Attn: Contracts Department
FPA Medical Management of Florida, Inc.
5835 Blue Lagoon Drive
Miami, Florida 33126

and to Participating Physician:

Apollo Eye Associates, Inc.
2424 North Federal Highway
Suite 362
Boca Raton, Florida 33431

h)   Relationship of Parties.

i) None of the provisions of this Agreement is intended to create nor shall be deemed or construed to create any relationship between the parties hereto other than that of independent entities contracting with each other hereunder solely for the purpose of effecting the provisions of this Agreement. None of the above nor any of their respective employees shall be construed to be the agent, employer or representative of the other nor will any of the above have an expressed or implied right of authority to assume or create any obligation or responsibility on behalf of or in the name of the other party.

ii) Nothing contained in this Agreement shall be construed to require Participating Physician to: (i) recommend any procedure or course of treatment which a Participating Physician deems professionally unacceptable; or (ii) recommend that FPA or Health Plan deny benefits for any procedure or course of treatment.

iii) FPA agrees that it shall not intervene in any way or manner with the r endition of medical services by Participating Physician, it being understood and agreed that the traditional relationship between Physician and patients will be maintained. Thus, Participating Physician agrees that denial of authorization by FPA or Health Plan for a particular course of medical treatment shall not relieve Participating Physician from providing or recommending such care to Members as they deem to be appropriate nor shall such benefit determination be considered to be a medical determination by FPA or Health Plan. All coverage determinations are appealable by Members and Participating Physician agrees to inform Members of their right to appeal an adverse utilization review or coverage determination pursuant to FPA's or Health Plan's grievance procedures.

i) Headings. The headings in this Agreement are inserted merely for the purpose of convenience and do not limit, define or extend the specific terms so designated.

j) Agreements with Employees and Independent Contractors. Notwithstanding any interpretation of this Agreement to the contrary, Participating Physician agrees that all of the provisions of this Agreement, unless clearly inapplicable, shall apply with equal force to Participating Physicians' employees or independent contractors and Participating Physician agrees to assure such compliance. Participating Physician agrees, and shall require its employees and independent contractors who are providing Participating Physician Services to Members to agree that in the event of any inconsistency, omission or misinterpretation in the contract entered into by Participating Physician and the employee or independent contractor, the terms of this Agreement shall control, notwithstanding any review and/or approval of those agreements by FPA. At FPA's request, Participating Physician shall provide FPA with copies of all forms of agreements entered into to render services to Members pursuant to this Agreement.

k) Professional Corporations or Partnerships. In the event that Participating Physician contracts with a Physician that is a professional corporation, professional association or partnership rather than an individual Physician or provider, Participating Physician agrees that all of the terms set forth herein applicable to a Participating Physician shall apply with equal force to both the professional corporation, professional association or partnership and the individual Physician or providers associated with such entity.

l) Proprietary Information. Participating Physician recognizes that all material provided to them by FPA, including Member lists, is not the property of Participating Physician. Participating Physician shall not use such information for any purpose other than to accomplish the purposes of this Agreement. Participating Physician shall not disclose or release such material to any third-party without the prior written consent of FPA.
This specifically includes, but is not limited to, use of any of the above referenced materials, directly or indirectly, to further the business purposes of any other organization or business including, but not limited to, Participating Physician, HMOs or other alternative health care delivery systems or other entities in the business of FPA. Upon notice of the termination of this Agreement, Participating Physician agrees to return all such materials, including all copies, whether authorized or not, to FPA.
This provision shall survive the termination or expiration of any term or provision of this Agreement. In addition, Participating Physician shall not solicit Members, directly or indirectly, to enroll in any different insurance or health coverage or alternative health care delivery system than currently enrolled by such Members. This provision shall survive the termination or expiration of any term or provision of this Agreement for a period of one (1) year from the effective date of termination. The parties agree that any violation of this section by Participating Physician will result in irreparable injury to FPA and Health Plan. Therefore, in addition to any remedies otherwise available to FPA and Health Plan and notwithstanding section 5m below, FPA and Health Plan are hereby entitled to an injunction enjoining and restraining Participating Physician, and any
related individuals or parties from violating this section.   If it is
determined that the scope of the provisions of this section are too extensive to be enforceable by court, then they shall be modified to be whatever is determined by a court to be reasonable in order to obtain enforcement and the parties hereto agree to accept such determination subject to any appeals. For purposes of this section, information shall not be considered proprietary if (i) such information is required to be disclosed pursuant to law, provided, however, that FPA is provided reasonable advance notice of such disclosure, or (ii) such information is generally available to the public other than through a violation of this section by Participating Physician.

m) Arbitration. Except as provided in section 5l, any dispute, controversy or claim arising out of or relating to, this Agreement shall, on the request of one party served upon the other, be submitted to arbitration. Any such dispute, controversy or claims will be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect. Any order, judgment or decision of the arbitrators may be entered in a court of competent jurisdiction. The cost of any arbitration, including but not limited to attorneys' and related fees, shall be borne solely upon the losing party. The site of arbitration shall be at the corporate offices of FPA in Dade County, Florida. Notwithstanding the rules of the American Arbitration Association, the arbitrators shall not be permitted to award punitive damages.

n) Affirmative Action. Participating Physician agrees to abide by the nondiscrimination and affirmative action requirements of Executive Order 11246, the Vietnam Era Veterans Readjustment Assistance Act of 1974, section 503 of the Rehabilitation Act of 1973, and the implementing rules and regulations of the Office of Federal Contract Compliance Programs, U.S. Department of Labor, as found in the Code of Federal Regulations, Title 41, Chapter 60.

o) Entire Agreement. This Agreement (including all attachments annexed hereto) contains all the terms and conditions agreed upon by the parties and supersedes all other agreements of the parties, oral or otherwise, regarding the subject matter hereof.

HEREOF, the undersigned have executed this Agreement as of the day and year first above written.

FPA                                   PARTICIPATING PHYSICIAN
/s/ Richard Collado                   /s/ J. R. Damron, Jr.
Title:  VP MSO Operations             Title:  Chief Financial Officer
Date:  June 2, 1997                   Date:  May 28, 1997
				      Tax ID No.:  65-0636932

ATTACHMENT A

PARTICIPATING PHYSICIAN SERVICES

"Participating Physician Services" for the purposes of this Agreement means all the services customarily provided by Physician practicing in the field of Optometry and Optical including, without limitation, such services rendered in a Physician's office, ambulatory care facility, or on an inpatient basis performed at the applicable Health Plan's Participating Provider hospitals which are Covered Services and are rendered in a manner consistent with all provisions of this Agreement, FPA's UM/QI protocols and the applicable Certificate, and at non-participating hospitals in the Service Area provided Participating Physician is notified of the need for a Participating Physician by FPA or its designee.

ATTACHMENT A- I

The following is a list of Physicians on whose behalf this Agreement has been entered into with FPA, including any Physician employed by, associated with, or contracted with Participating Physician. This list may be amended by FPA and Participating Physician as necessary; however, all Physicians affiliated with Participating Physician as described above are considered bound by the requirements of this Agreement whether or not they are listed in this Attachment A-1, with the sole exception of Physicians explicitly defined in this Attachment A- I as not participating with FPA under this Agreement.

ATTACHMENT A-2

HEALTH PLAN(S)

PCA Family Health Plan, Inc.

PCA Health Plans of Florida, Inc.

Foundation Health, A Florida Health Plan, Inc.

ATTACHMENT A-3

SERVICE AREA

The Service Area shall be defined as Dade, Broward, Palm Beach, and St. Lucie Counties.

ATTACHMENT B


COMPENSATION

Compensation shall be based on a RBRVS conversion factor determined by the Specialty Care Allocation Fund as defined Attachment C.

FPA Conversion Factors as of 10/01/96:

Commercial HMO Coverage Plans:  $26.75
Medicaid HMO Coverage Plans:    $24.03
Senior HMO Coverage Plans:      $26.75

Not withstanding the above, the following Covered Services will be reimbursed as such:

Routine well care vision examination    $35.00
Frames and lenses, single vision        $25.00
Frames and lenses, bifocal              $35.00
Frames and lenses, trifocal             $45.00
Contact lenses, medically necessary     $63.00

No reimbursement will exceed the covered benefit amount.

Frames shall be provided from Apollo's Executive Collection, which includes 72 current styles. This frame collection is available for inspection by FPA.

Lenses shall be CR-39 plastic lenses as follows:

Single Vision
Bifocals - Round 22, FT25 or FT28
Trifocals - 7 x 28

Contacts lenses will consist of the following:

Daily wear - Prosite "XT", Prosite Thin
Extended wear - Prosite "55"
Disposable - Prosite Disposable

ATTACHMENT C

I    SPECIALTY CARE FINANCIAL ALLOCATION FUND

On a monthly basis, FPA shall allocate a portion of its revenue ("Financial Allocation Fund" or "Fund") for the payment of authorized Covered Services provided by Participating Providers according to the following categories.

a)   Commercial HMO Coverage Plans
b)   Medicaid HMO Coverage Plans
c)   Senior HMO Coverage Plans

2.   PAYMENT FOR SERVICES

Payments to Participating Physicians from the Fund will be calculated on a monthly basis, in accordance with the following:

a)   Fund Adjustments

i) Payments to providers or other parties with whom FPA or Participating Physician have made other formal arrangements shall be debited against the Fund.

ii) Payments made to providers or other parties that have provided services to Members that are eligible through Health Plans shall be debited against the Fund.

iii) A reasonable reserve for incurred but not received (IBNR) claims to be submitted by non-participating physicians or other providers of services, including physician services rendered in situations of Medical Emergency, shall be debited against the Fund. Adjustments to this allowance, either upward or downward, may be made by FPA based on actual claims activity. Eligible claims submitted by non-participating physicians or other providers shall be paid from this allowance.

iv)  FPA shall have the right to make necessary and reasonable adjustments to the Fund in order to ensure financial integrity of FPA or to assure FPA
is in compliance with any or all of the following:      Fla. Stat. 641.315,
Health Plan agreements, applicable state or federal statutes, requirements promulgated by HMO Quality Assurance/Improvement governing bodies, the Health Care Financing Administration (HCFA), or any other recognized entity or legislation charged with HMO/Managed Care regulation.

3.   ELIGIBLE CLAIMS

i) Eligible claims submitted by Participating Physician will be reimbursed from the Fund as follows:

ii) Each item of service shall be identified by a CPT-4 service code and relative value under the Resource Based Relative Value Scale (RBRVS).

iii) Claims submitted against the Fund shall be calculated using the applicable FPA conversion factor. FPA conversion factors shall be calculated quarterly, in FPA's reasonable discretion, based on the amount of the Fund following the deduction of allowances as noted above, divided by the total number of authorized RBRVS units billed to the Fund during the previous quarter. Conversion factors shall be subject to quarterly adjustments by FPA, in order to account for fluctuations in eligible claim activity.
Payment to Participating Physician shall be based on the applicable quarterly conversion factor in effect at the time of payment multiplied by the number of RBRVS units for the applicable CPT code(s). Eligible claims shall be paid no later than thirty (30) working days following the date of receipt by FPA.

iv) Eligible claims will be considered claims for services that meet all of the following conditions:

a)   Services are a benefit under applicable Health Plan;

b) Prior authorization for services has been obtained from Primary Care Physician and/or FPA, or in the case of an Emergency, whichever is applicable;

c) Claims have been submitted to FPA within sixty (60) days of the date of service, or within sixty (60) days from initial denial in the case of a claim re-submission;

v) Eligible claims must provide all necessary information, including but not limited to the following:

a)   Member Social Security number
b)   Member name
c)   Member employer name (if applicable)
d)   Group number
e)   Patient name, if different
f)   Patient date of birth
g)   Patient's relationship to Member

h)   Patient gender
i)   COB information
j)   If accident or illness was work-related or TPL
k)   Date of Service
1)   Place of Service
m)   Participating Physician's name, address, and TIN
n)   Name of referring physician
o)   CPT-4 with modifiers
p)   Diagnostic coding (ICD-9)
q)   Itemized charges
r)   Copayment amount
s)   Medicaid aid code, if applicable
t)   Operative reports, if applicable
u)   Authorization number