Form 10QSB
period 1997-09-30
APOLLO EYE GROUP INC
filed 1997-11-28
CIK 882970

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES  AND EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997
OR
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

The number of shares of the issuer's Common Stock, $.001 par value, outstanding as of November 12, 1997 was 5,888,898.

Transitional Small Business Disclosure Format
Yes                                     No    X

INDEX

						   Page
						   Number
PART I -  FINANCIAL INFORMATION

Item 1.         Financial Statements

Consolidated Balance Sheets as of September         1
30, 1997 and December 31, 1996

Consolidated Statements of Operations for the       2
three and nine months ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows for           3
the nine months ended September 30,
1997 and 1996

Notes to Consolidated Financial Statements        4 - 7

Item 2. Management's Discussion and Analysis      8 - 13
of Financial Condition and Results of Operations

PART II -  OTHER  INFORMATION

Item 1. Legal Proceedings                        14 - 15

Item 6. Exhibits and Reports on Form 8-K          16

SIGNATURE                                         17


APOLLO EYE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
			       September 30,      December 31,
			       1997                   1996
			       (Unaudited)
ASSETS

Current assets:
   Cash                       $   269,052        $     75,462
   Accounts receivable            331,828             541,709
   Inventory                      526,082             551,291
   Other current assets            76,248              49,303
      Total current assets      1,203,210           1,217,765

Property and equipment, net     3,064,625           3,589,853
Intangible assets, net            376,117             520,768
Restricted cash                    50,000              50,000
Other assets                      127,521             151,304

      Total assets             $4,821,473          $5,529,690

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term
    debt                       $   30,854          $   33,754
   Current portion of capital
   lease obligations              184,398             184,398
   Accounts payable               686,803             735,874
   Accrued liabilities          2,221,945           2,301,284
   Deferred revenue               108,455             111,118

      Total current
      liabilities               3,232,455           3,366,428

Notes payable affiliate         3,000,000                   0
Notes payable to shareholder      725,000           1,755,000
Long-term debt, net of current
portion                            73,650              96,364
Capital lease obligations, net of
current portion                    14,644             121,883

      Total liabilities         7,045,749           5,339,675

Equity (Deficit):
   Common stock                     5,889               5,889
   Additional paid-in capital   9,830,245           9,830,245
   Accumulated deficit and
   fund balance               (12,060,410)         (9,646,119)

      Total equity (deficit)   (2,224,276)            190,015

      Total liabilities and equity
      (deficit)                $4,821,473          $5,529,690

The accompanying notes are an integral part of these financial statements.



APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			    Three Months Ended    Nine Months Ended
			    (Unaudited)           (Unaudited)
		     September   September    September   September
		     30, 1997    30, 1996     30, 1997    30, 1996
Revenue:
  Premium            $734,810    $1,352,146   $ 2,896,463  $ 3,287,865
  Practice            952,273     1,198,996     2,981,880    3,806,240
  Other                56,772        82,243       239,092      231,785

    Total
    revenue         1,743,855     2,633,385     6,117,435    7,325,890

Operating costs and expenses:
  Cost of goods and
  services sold       369,241       741,380     1,501,125    2,209,735
  Depreciation and
  amortization        236,874       231,931       694,746      682,654
  Selling general and
  administrative
  expenses          1,819,477     2,294,643      6,092,673   7,385,193

    Total operating costs and
    expenses        2,425,592     3,267,954      8,288,544  10,277,582

    Loss from
    operations       (681,737)     (634,569)    (2,171,109) (2,951,692)

Other income (expenses):
  Other income
  (expense)            (3,478)            0         (3,414)      4,945
  Interest, net       (91,342)     (119,558)      (239,768)   (290,200)

    Other income (expense),
    net               (94,820)     (119,558)      (243,182)   (285,255)

    Loss before provision
    for taxes        (776,557)     (754,127)    (2,414,291) (3,236,947)

Provision for income
taxes                       0             0              0       7,654

  Net loss          $(776,557)    $(754,127)    $(2,414,291) $(3,244,601)

Net loss per share  $  (.13)      $    (.17)    $   (.41)    $     (.72)

Weighted average number
of shares used in
computing per share
amount              5,888,898     4,532,959      5,888,898     4,526,718

The accompanying notes are an integral part of these financial statements.

APOLLO EYE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]
				 Nine Months Ended (Unaudited)
			      September 30,         September 30,
				 1997                 1996
[S]                            [C]                    [C]
Cash flow from operating
   activities:
   Net loss                   $  (2,414,291)         $ (3,244,601)
   Adjustments to reconcile
   net loss to net cash used in
   operating activities:
     Depreciation and
     amortization                   694,746               682,654
     Common stock issued for
     services                             0                25,000
     Bad debt expense                52,000                12,484
     Loss on disposal of assets       3,478                 1,713

   Changes in operating assets and liabilities
   exclusive of net assets acquired:
     Accounts receivable            157,881              (302,290)
     Inventory                       25,209              (158,100)
     Other current assets           (26,945)              (92,078)
     Other assets                    23,783                     0
     Accounts payable and accrued
     liabilities                   (128,410)             (168,636)
     Deferred revenue                (2,663)               29,109

     Net cash used in operating
     activities                  (1,615,212)           (3,214,745)

Cash flows from investing activities:
   Purchase of property and
   equipment                        (28,345)             (617,058)
   Proceeds from sale of asset            0                18,900

     Net cash used in investing
     activities                     (28,345)             (598,158)

Cash flows from financing activities:
   Cash overdraft                         0                (3,528)
   Payments on long-term debt and
   capital lease obligations       (132,853)             (185,524)
   Proceeds from notes payable    3,000,000                     0
   Repayment from notes payable
   to shareholder                (1,755,000)            4,155,000
   Proceeds from notes payable to
   shareholder                      725,000                     0

     Net cash provided by financing
     activities                   1,837,147             3,965,948

     Net increase in cash           193,590               153,045

Cash, beginning of period            75,462                     0

Cash, end of period            $    269,052          $    153,045

[FN]
The accompanying notes are an integral part of these financial statements.

[/TABLE]

APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 1997

1.   ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses.
Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet amounts at December 31, 1996 have been derived from audited financial statements. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for Apollo
Eye Group, Inc.'s (formerly United Vision Group, Inc., the "Company" or "AEG") fiscal year or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Annual Report on Form 10-KSB for the year ended December 31, 1996.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's significant losses in 1996 and 1997 and projected cash flow deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might arise should the Company be unable to continue as a going concern. Previously, the Company has relied upon the principal shareholder to fund the Company's working capital needs. The principal shareholder agreed in January 1997 to a revolving loan arrangement providing for loans not exceeding $1,000,000 collateralized by accounts receivable and inventory. In June 1997, the Company entered into an agreement with a company controlled by the principal shareholder for a $3,000,000 five year term loan collateralized by property and equipment.
A portion of this loan has been used in part to repay $1,755,000 of demand loans payable to the principal shareholder.

>APOLLO EYE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The cost of equipment held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased equipment at the inception of the lease. Additions and improvements are capitalized while maintenance and repairs are expensed when incurred. Asset and accumulated depreciation accounts are reduced for d ispositions with resulting gains or losses recorded in the statement of operations. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the property and equipment or over the lesser of the lease term or the asset's useful life for leasehold improvements.

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

3.   CONTINGENCIES

The Company is a party to various lawsuits arising in the ordinary course of business. During the year ended December 31, 1996, estimated litigation settlements of $300,000 were charged to operations based on review of such litigation with legal counsel. For the nine months ended September 30, 1997 and September 30, 1996, the Company made charges to operations of $0 and $50,000 respectively for litigation settlements. The Company believes it has defenses and is defending these suits vigorously.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis presents the significant changes in the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative working capital of $2,148,663 and equity had been reduced to $190,015 at December 31, 1996. At September 30, 1997, working capital was a negative $2,029,245 and equity was reduced by $2,414,291, to a deficit of $2,224,276. There are no assurances that the Company will be able to increase premium revenue with additional managed care contracts or that practice revenue will increase to meet cash requirements. As a result, substantial doubt exists about the Company meeting its liquidity needs and continuing as a going concern. (See Liquidity and Capital Resources.)

Results of Operations

Total revenues for the three and nine months ended
September 30, 1997 were $1,743,855 and $6,117,435 versus
$2,633,385 and $7,325,890 in the three and nine month periods ending September 30, 1996. Revenue from premiums
(Capitation Payments) was $734,810 for the three months ended September 30, 1997, compared with $1,352,146 in 1996. Premium revenue for the first nine months of 1997 was $2,896,463 versus $3,287,865 for the same period in 1996. The decrease results from the loss of managed care contracts effective July 1997 in Puerto Rico and the loss of a South Florida managed care contract effective
February 1, 1997. Practice revenue decreased to $952,273 and $2,981,880 for the three and nine months ended
September 30, 1997 from $1,198,996 and $3,806,240 for the
three and nine month periods ending September 30, 1996.
The decrease in practice revenue was attributable to a decrease in professional services and optical sales resulting from the loss of the previously mentioned third party contract effective February 1, 1997.

Revenue is expected to continue to decline in 1997 compared with 1996. Premium revenue is expected to be reduced as a result of the termination of a contract for vision care in South Florida effective February 1997 and the termination of two contracts for vision care in Puerto Rico effective July 1, 1997. The loss of the three contracts represents approximately $185,000 of monthly premium revenue. The loss of premium revenue has been partially offset by the renewal of a contract negotiated in December 1996 with a managed care sponsor for increased premium revenue effective October 1996. In addition, the Company entered into an agreement to provide vision benefits on a discounted fee for service in South Florida effective June 1, 1997.
The Company believes that as a result of these changes, total premium revenue in 1997 will be below the 1996 premium revenue. The cancellation of the South Florida vision care contract also has negatively impacted practice revenue due to a decrease in the number of patients that are seen in the Apollo practices. The terminated contract represented approximately 40% of the patients seen by the Apollo practices. While it is not possible to quantify the loss of practice revenue that will result from the termination of the vision care contract, the Company believes that practice revenue in 1997 will be significantly below the 1996 practice revenue.

The Company's efforts to secure new contracts with managed care sponsors in Florida and Puerto Rico for both vision care and ophthalmology services have not been successful. There are no assurances that the Company will be successful in obtaining new contracts, or that the contracts, if obtained, will replace the premium and practice revenue lost as a result of the contract termination discussed above.

Costs of Goods and Services Sold (COGS) is computed as including the costs of eyewear, including eyeglass frames, lenses and contact lenses, along with the fees paid for services to outside providers (participating providers not associated with the Company). The cost of services provided by internal providers (employed or contracted by the Company) are reported as part of Selling, General and Administrative (SG&A) expenses. The Costs of Goods and Services Sold decreased to $361,241 during the quarter ended
September 30, 1997 versus $741,380 during the same 1996 period. For the nine months ended September 30, 1997, the Cost of Goods and Services was $1,501,125, a decrease from $2,209,735 for the nine months ended September
30, 1996. The decrease is due to a decline in the volume of eyewear resulting from decreased optical revenue and a reduction in external provider payments.

Management has focused its efforts in the eyewear product area on inventory management including automating inventory systems, consolidating purchasing and quarterly inventory reviews to decrease obsolescence. Inventory (net of reserves) decreased to $526,082 at September 30, 1997 from $551,291 at December 31, 1996. The decrease results from a change in the mix of frames and agreements with certain vendors to consign inventory.

SG&A expenses decreased to $1,819,477 and $6,092,673 respectively during the three and nine months ended
September 30, 1997 from $2,294,643 and $7,385,193 for
the three and nine months ended September 30, 1996. The decreases in SG&A were primarily related to reductions in compensation, benefits, consulting, insurance, legal, telephone and advertising expenses offset by increases in bad debt and rent expense. In September 1997, the Company closed two practice locations and relocated to nearby Apollo locations. Expenses for the three and nine month periods ended September 30, 1997 include a provision of $32,000 for the remaining lease liability for the two closed locations. Both of the vacated locations have been subleased to third parties beginning in 1998. The Company also recognized expense of $3,478 for the abandoned tenant improvements.

Depreciation and amortization expenses for the three and
nine month periods ended September 30, 1997 increased to
$236,874 from $231,931 and to $457,871 from $450,723
respectively in the same period last year.  The increased
expense results from depreciation of equipment acquired
in June 1996 from Focus Fashion Optical and a full quarter
of depreciation on Apollo equipment placed in service in
1996.   Property and Equipment decreased to $5,394,733 at
September 30, 1997 from $5,428,444 at December 31, 1996.

Net Loss

The Company's losses increased to $776,557 ($0.13 per share) for the quarter ended September 30, 1997 from $754,127 ($0.17 per share) for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, the loss decreased to $2,414,291 ($0.41 per share) from $3,244,601
($0.72 per share) for the nine months ended September 30, 1996. Per share data is based on the Company's weighted average of shares outstanding in the period of 5,888,898 and 4,532,959, respectively, for the three months ended September 30, 1997 and 1996, and 5,888,898 and 4,526,718
respectively for the nine months ended September 30, 1997 and 1996. The total shares outstanding at September 30, 1997 was 5,888,898.

Balance Sheet Dated September 30, 1997

The Company's cash increased to $269,052 at September 30,
1997 from a balance of $75,462 at December 31, 1996.

The Company's accounts receivable (net of allowance for doubtful accounts) decreased to $331,828 at September 30, 1997 from $541,709 at December 31, 1996. This decrease is due to a decrease in managed care premiums outstanding at September 30, 1997 on lower premium revenue. The total current assets of the Company decreased to $1,203,210 on September 30, 1997, from $1,217,765 at December 31, 1996.

The Company's property and equipment (net of accumulated depreciation) decreased from $3,589,853 at December 31, 1996 to $3,064,625 at September 30, 1997. The decrease results from depreciation expense for the nine months ended September 30, 1997. The total assets of the Company decreased from $5,529,690 at December 31, 1996 to $4,821,473 at September 30, 1997 due to decreases in accounts receivable, inventory, property and equipment
(net), and intangible assets (net) offset by an increase in cash.

The Company's Notes Payable and Capital Lease obligations decreased from $436,399 at December 31, 1996 to $303,546 at September 30, 1997. These decreases are associated with repayment of borrowing. Accounts Payable and Accrued
Liabilities at September 30, 1997 were $2,908,748 compared with $3,037,158 at December 31, 1996.

In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not to exceed $1,000,000 collateralized by accounts receivable and inventory and bearing interest at prime. In the three month period ending March 31, 1997, the Company borrowed $550,000 under this agreement.
In June 1997, the Company borrowed $3,025,000 from
Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., the majority shareholder. The loan is collateralized by property and equipment of the Company. From the proceeds of the note payable to Chardonnay Enterprises, the Company used $1,755,000 to repay shareholder loans payable to James R. Cook, M.D.
At September 30, 1997, the note payable to Chardonnay

Enterprises was $3,000,000 and balance payable on the revolving loan agreement with James R. Cook, M.D. was $725,000. (See Liquidity and Capital Resources.)

The Company's equity decreased in the period from $190,015 at December 31, 1996 to a deficit of $2,224,276 at September
30, 1997. This decrease is directly related to operating losses in the period.

Cash Flow Statement for Nine Month Period Ending
September 30, 1997

Net Cash used in Operating Activities decreased to $1,615,212 for the nine month period ending September 30, 1997 from $3,214,745 for the nine month period ending September 30, 1996. The decreased cash used resulted from decreased operating losses and decreased accounts receivable and inventory offset by decreased accounts payable and accrued liabilities.

For the nine months ended September 30, 1997, investing activities used cash of $28,345 compared with cash of $598,158 used in investing activities for the nine months ended September 30, 1996. Investing activities in the prior year period included the purchase of two practice locations in June, 1996.

Net Cash provided by financing activities totaled $1,837,147 for the nine month period ending September 30, 1997.
In June 1997, the Company borrowed $3,000,000 from Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., the majority shareholder. From the proceeds of the note payable to Chardonnay Enterprises, the Company used $1,755,000 to repay shareholder loans payable to James R. Cook, M.D. In the three months ended September 30, 1997, the Company borrowed $725,000 from Dr. Cook, for a net note repayment of $1,030,000 for the nine months ended September 30, 1997 (See Liquidity and Capital Resources.)

Liquidity and Capital Resources
In 1996, the Company lost $4,464,986 on revenues of $9,926,280 and used $3,942,143 of cash in operating activities and used $690,137 in investing activities. Financing activities provided net cash of $4,707,742 that included $4,955,000 of cash from Dr. Cook.

As a result of the loss of managed care contracts in February 1997 and July 1997 and continued operating losses, the Company does not have sufficient cash resources to fund the business in 1997. Management has taken steps to reduce expenses. Optical laboratory facilities have been consolidated, personnel headcount has been reduced by thirty percent since October 1, 1996, compensation of ophthalmologists, optometrists, and opticians has been changed to a performance based system, administrative and senior management compensation has been reduced, operating hours of the Apollo Eye Associates practices have been reduced, and advertising has been reduced. In September 1997, the Company closed two practice locations in Delray Beach and Plantation and relocated the practices to nearby Apollo locations. Both of the vacated locations have been subleased to third parties beginning in 1998. The Company notified the landlord for one of the North Miami Beach locations that rent payments on a vacant location would stop in July 1997 after requesting a lease termination in April 1997. Excess facility space at the Kendall practice was sublet to a third party in November 1997. The Company intends to downsize and relocate the Hollywood practice prior to December 31, 1997. The Boca
Raton corporate office will be relocated to existing practice locations in Palm Beach County when the lease expires in December 1997. If the Company is not successful in obtaining new managed care contracts with HMOs, further expense reductions will be necessary.

In addition to cash flow generated from operations, management believes that approximately $3,000,000 of additional capital is needed in 1997 to meet the cash flow shortfall. In January 1997, the Company entered into a revolving loan agreement with James R. Cook, M.D., the majority shareholder, providing for loans not exceeding $1,000,000 collateralized by inventory and accounts receivables. In the first quarter of 1997, the Company borrowed $550,000 of this revolver, the maximum loan available based on the levels of inventory and accounts receivable available at that time. In April 1997, the Company entered into a loan agreement with Chardonnay Enterprises, Inc., a corporation controlled by James R. Cook, M.D., providing for loans not exceeding $500,000 collateralized by property and equipment of the Company. As of May 28, 1997, the Company had borrowed the $500,000 available under loans collateralized by property and equipment.

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

The Company is currently in default on the loan agreement with Chardonnay Enterprises as the interest expense is accrued monthly but is not being paid.

James R. Cook, M.D., the majority shareholder, and corporations he controls have indicated that they are not willing to continue funding the Company at the current levels of cash requirements beyond amounts already loaned. Dr. Cook and such entities reserve all rights to demand repayment of such amounts loaned in accordance with the terms of the loan documentation.

As a result of these loan arrangements with James R. Cook, M.D. or corporations he controls, the Company has obtained funding in 1997 for $1,970,000 of the estimated $3,000,000 cash requirements. Management is continuing to seek to obtain other debt and/or equity financing for the balance needed to fund operations for the current year. If additional funding is not available, management believes a significant downsizing of the Company will be necessary to reduce expenses to the level of cash generated from operations. This downsizing could include additional personnel and compensation reductions, closing or further reduction of operating hours at some or all of the Apollo Eye Associates practices, relocation or consolidation of office facilities and additional reductions of operating expenses.

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

Management is exploring business combination opportunities with companies in similar lines of business in South Florida. There can be no assurance that the Company will receive any proposal in this connection or that the terms of any proposal received would be such that the Company's Board of Directors would accept the proposal and recommend it to the Company's stockholders (should stockholder action be required). Additionally, the Company may at any time decide to discontinue these explorations.

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

In August 1995, an action entitled Lowinger v. United Vision Group, Inc., J. K. Enterprises of Deerfield Beach, Inc., Jan Kaplan and Karen Kaplan was filed against the Company in the United States District Court for the Southern District of Florida. Mr. Lowinger, a former employee of the Company, alleged discrimination on the basis of age and handicap, breach of contract to pay a bonus, payment owing for employment benefits including vacation and automobile expenses and violation of ERISA. In March
1997, the case was tried in the United States District
Court for the Southern District of Florida. The jury found in favor of Lowinger as to the age discrimination claim and that the Company acted willfully in the termination. Lowinger was awarded back pay, compensatory and punitive damages and interest in the amount of $394,000. Plaintiff was also granted reinstatement to a position similar to the one held prior to termination with comparable salary and benefits. The remaining claims were found in favor of the Company. At a hearing for post-trial motions held July 16, 1997, the Court denied a motion to enter a judgment in favor of the Company notwithstanding the verdict. In September 1997, the Company filed a renewed motion for judgment as a matter of law and motion for new trial. In November
1997, the Court denied the motion for new trial and reserved ruling on the motion to vacate the order to reinstate, pending mediation on that issue. The Company believes it has grounds to appeal the jury verdict and plans to file such appeal.

In May 1997, two actions entitled Jan H. Kaplan v. United Vision Group, Inc., Apollo Eye Associates, Inc., and Apollo EyeCare Management Corp. and Karen Kaplan v. United Vision Group, Inc., Apollo Eye Associates, Inc., and Apollo EyeCare Management Corp. were filed against the Company in the County Court for Broward County, Florida. Mr. and Mrs. Kaplan, both former employees of the Company, allege breach of a December 1995 contract to pay consulting fees and seek to recover the amounts of $11,667 and $7,083 respectively for April 1997. In September 1997, the Company filed counterclaims in both of these actions. The Company believes that it has substantial defenses and is defending these suits vigorously.

In May 1997, an action entitled Apollo Eye Group, Inc.,
Master Vision Plans, Inc., Optiplan, Inc., and J. K.
Enterprises of Deerfield Beach, Inc. v. Joseph P. Antal and Preferred Vision Care, Inc. was filed by the Company in the Circuit Court of the Seventeenth Judicial Circuit of Broward County, Florida. The complaint alleges that Mr. Antal, a former employee of the Company, is in breach of a covenant not to compete contained in the employment agreement that existed between the Company and Antal during his term of employment. The lawsuit seeks injunctive relief to enjoin Antal from solicitation of managed care sponsors including those currently under agreement with Apollo Eye Group of Puerto Rico, Inc.
(formerly Master Vision Plans, Inc.). A hearing for injunctive relief was held in May 1997. In October
1997, defendant's motion to dismiss the action was granted with leave to amend. The Company filed an amended complaint for damages and injunctive relief in November 1997.

In September 1997, an action entitled Oska Partnership v.
Apollo Eye Associates, Inc. was filed in the Circuit Court of the Eleventh Judicial Circuit of Dade County, Florida.
The complaint alleges the Company breached a March 1996 lease agreement for premises at 163rd Street in North
Miami Beach, Florida and seeks eviction and damages against the Company. The Company does not occupy the subject premises. The lawsuit asks for rents of $4,505.18 for each of the months of August and September 1997 and the sum of $211,743.46, representing an acceleration of lease payments to the end of the lease term. The
Company believes it has defenses and is defending this suit vigorously.

The Company is a defendant in certain other legal actions in the normal course of business, none of which is expected to result in a material adverse effect on the Company's net worth, total cash flows, or results of operations.

Item 6.      Exhibits and Reports on Form 8-K

	     (a)     Exhibits - None.


	     (b)     Reports on Form 8-K - None.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				   APOLLO EYE GROUP, INC.

Dated: November 25, 1997           By:/s/ J. Richard Damron, Jr.
				   J. Richard Damron, Jr.
				   Treasurer and Chief Financial
       Officer